Form 10-Q
period 1996-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-05-15
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)
<checked-box> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
		OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

				or

<square> TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________

                  COMMISSION FILE NUMBER 1-13914

                PEPSI-COLA PUERTO RICO BOTTLING COMPANY

        (Exact name of Registrant as specified in its Charter)

                 DELAWARE                    ###-##-####
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)       Identification No.)

             CARRETERA #2, KM 19.4
              BARRIO CANDELARIA
            TOA BAJA, PUERTO RICO                 00949
      (Address of principal executive office)   (Zip code)

   Registrant's telephone number, including area code: (787) 251-2000

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  <checked-box> Yes   <square> No

      As of May 13, 1996, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE NUMBER
PART I   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:
     Condensed Consolidated Balance Sheets (unaudited) at March 31, 1996                               3
       and September 30, 1995
     Condensed Consolidated Statements of Operations (unaudited)
       for the Six Months Ended March 31, 1996 and 1995                                                5
     Condensed Consolidated Statements of Operations (unaudited)
       for the Three Months Ended March 31, 1996 and 1995                                              6
     Condensed Consolidated Statements of Cash Flows (unaudited)
       for the Six Months Ended March 31, 1996 and 1995                                                7
     Notes to Condensed Consolidated Financial Statements (unaudited)                                  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                                                    12

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                                             23



        SEE   ACCOMPANYING   NOTES   TO  CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS.
                                           2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)


                                                                          March 31,                 September 30,
                                                                            1996		        1995
									                                                                 --------- 	  	            -------------
ASSETS                                                                   (unaudited)
Cash and cash equivalents                                            $   48,348                   $   46,091
Accounts receivable:
  Trade, less allowance for doubtful accounts of $1,059 at
       March 31, 1996 and $1,458 at September 30, 1995                   16,343                        16,086
  Due from PepsiCo, Inc. and affiliated companies                         4,040                         2,913
  Other                                                                     571                           341
Inventories                                                               4,666                         4,542
Prepaid expenses and other current assets                                 6,677                         2,516
									                                                                ------			                    -------
          Total current assets                                           80,645                        72,489
Investment in BAESA                                                      62,601                        74,128
Property, plant and equipment, net                                       48,316                        36,445
Intangible assets, net                                                    2,128                         2,163
Notes receivable - officers and employees                                   774                             -
Other assets                                                              1,324                          441
								                                                                --------                     --------
          Total assets                                               $  195,788                    $  185,666
	                                                    						           ========== 		                ==========



        SEE   ACCOMPANYING  NOTES  TO  CONDENSED   CONSOLIDATED   FINANCIAL
STATEMENTS.
                                           3

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          March 31,                 September 30,
                                                                           1996			       1995
                                                        								          ---------		               -------------
Liabilities:                                                         (unaudited)
Current installments of long-term debt                               $    1,550                    $    1,550
Current installments of capital lease obligations                           253                         1,204
Short term borrowings                                                    25,785                         4,600
Accounts payable:
  Trade                                                                  15,295                        12,536
  Affiliate                                                               1,674                         1,181
Income taxes payable                                                        455                           123
Deferred income taxes                                                       530                           530
Other accrued expenses                                                    2,534                         6,477
                                                    								          ---------		                   -------------
    Total current liabilities                                            48,076                        28,201
Long-term debt, excluding current installments                            5,590                         6,365
Capital lease obligations, excluding current installments                   733                           848
Accrued pension cost, long-term                                           2,871                         2,871
Deferred income taxes                                                    15,969                        18,732
								                                                              ---------		                   -------------
    Total liabilities                                                    73,239                        57,017
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,                        50                            50
issued and
  outstanding 5,000,000 shares
Class B common shares, $0.01 par value; authorized                          165                           165
35,000,000
  shares; issued and outstanding 16,500,000 shares
Additional paid-in capital                                               90,738                        90,738
Retained earnings                                                        33,661                        39,472
Cumulative translation adjustment                                          (521)                         (232)
Pension liability adjustment                                             (1,544)                       (1,544)
			                                                ________		     ________		      ----------		                  -------------
          Total shareholders' equity                                    122,549                       128,649
								        ========                     ========             ----------		                  -------------
          Total liabilities and shareholders' equity                 $  195,788                    $  185,666
								                                                              ==========                    =============


        SEE  ACCOMPANYING   NOTES   TO   CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS.
                                           4

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           Six Months Ended March 31,
									1996		          1995

Net Sales                                                            $   57,844                    $   52,802
Cost of Sales                                                            34,820                        30,887
                                                         		-------		           ----------
Gross profit                                                             23,024                        21,915
Selling and marketing expenses                                           15,166                        14,705
Administrative expenses                                                   3,323                         2,954
								      ---------	                    ---------
Income from operations                                                    4,535                         4,256
                                                          	     ----------			   ----------
Other income (expenses):
     Interest expense                                                      (365)                         (731)
     Interest income                                                      1,365                            77
     Other, net                                                             220                           460
								                                                               ----------			   ----------
          Total other income (expenses)                                   1,220                          (194)
								      ---------			   ----------
          Income before income tax expense and equity in
net earnings/(loss) of BAESA                                              5,755                         4,062
Income tax expense                                                          691                           637
								     ----------			   ----------
     Income before equity in net earnings/(loss) of BAESA                 5,064                         3,425
Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $2,763 and $(1,016) in 1996
     and 1995 respectively                                               (5,637)                        5,336
								     ----------			   ----------
     Net income/(loss)                                                     (573)                        8,761
								     ==========			   ==========
Earnings per common share:
     Income before equity in net earnings/(loss) of BAESA            $     0.24                    $     0.19
								     ==========			   ===========
     Net income/(loss)                                               $    (0.03)                   $      0.49
								     ==========			   ===========

Weighted average number of shares outstanding                            21,500                         18,000
								     ==========			   ===========



        SEE   ACCOMPANYING  NOTES  TO  CONDENSED   CONSOLIDATED   FINANCIAL
STATEMENTS.
                                           5

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                Three Months Ended March 31,
									    1996			1995

Net Sales                                                            $   26,857                    $   24,745
Cost of Sales                                                            15,924                        14,076
								     ----------			   ----------
   Gross profit                                                          10,933                        10,669
Selling and marketing expenses                                            7,031                         7,159
Administrative expenses                                                   1,725                         1,452
								     ----------			   ----------
Income from operations                                                    2,177                         2,058
								     ----------			   ----------
Other income (expenses):
     Interest expense                                                      (202)                         (377)
     Interest income                                                        680                            45
     Other, net                                                              82                           434
								     ----------			   ----------
          Total other income (expenses)                                     560                           102
								     ----------			   ----------
          Income before income tax expense and equity in
net earnings/(loss) of BAESA                                              2,737                         2,160
Income tax expense                                                          425                           315
								     ----------			   ----------
     Income before equity in net earnings/(loss) of BAESA                 2,312                         1,845
Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $1,485 and $(530) in 1996
     and 1995 respectively                                               (3,014)                        2,784
								     ----------			   ----------
     Net income/(loss)                                               $     (702)                   $    4,629
								     ==========			   ==========
Earnings per common share:
     Income before equity in net earnings/(loss) of BAESA            $     0.11                    $     0.10
								     ==========			   ==========
     Net income/(loss)                                               $    (0.03)                  $      0.26
								     ==========			   ==========
Weighted average number of shares outstanding                            21,500                        18,000
								     ==========			   ==========



        SEE  ACCOMPANYING   NOTES   TO   CONDENSED  CONSOLIDATED  FINANCIAL
STATEMENTS.
                                           6

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                          (U.S. DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                        1996                        1995
Cash flows from operating activities:
 Net income/(loss)                                                   $ (573)                     $ 8,761
 Adjustments to reconcile net earnings/(loss) to net cash
provided by (used in) operating activities:
   Gain on disposal of property, plant, and equipment                  (528)                        (455)
   Depreciation and amortization                                      2,525                        2,420
   Equity in net (earnings)/loss of BAESA                             5,637                       (5,336)
   Changes in assets and liabilities:
      Accounts receivable                                            (1,614)                        (546)
      Inventories                                                      (124)                         660
      Accounts payable                                                3,252                        4,421
      Other liabilities and accrued expenses                         (4,475)                       3,095
      Income taxes payable                                              862                          400
      Prepaid expenses and other current assets                      (4,161)                      (4,130)
      Other, net                                                       (892)                         206
								   -----------	                  -----------
   Net cash provided by (used in) operating activities                  (91)                       9,496
								   -----------	                  -----------
Cash flows from investing activities:
 Proceeds from the sale of property, plant and equipment              1,184                          483
 Purchases of property, plant and equipment                         (15,007)                      (4,801)
 Increase in notes receivable - officers and employees                 (774)                           -
 Dividends received from affiliates                                   2,839                        2,839
								   -----------	                  -----------
   Net cash (used in) investing activities                          (11,758)                      (1,479)
								   -----------	                  -----------
Cash flows from financing activities:
 Proceeds from short term borrowings                                 21,185                          500
 Repayment of long-term debt                                           (775)                        (775)
 Repayment of capital lease obligations                              (1,066)                      (1,296)
 Dividends paid                                                      (5,238)                      (4,696)
								   -----------	                  -----------
   Net cash provided by (used in) financing activities               14,106                       (6,267)
								   -----------	                  -----------
Net increase in cash and cash equivalents                             2,257                        1,750
Cash and cash equivalents at beginning of period                     46,091                        1,347
								   -----------	                  -----------
Cash and cash equivalents at the end of peri                       $ 48,348                      $ 3,097
								   ===========			  ===========
Supplemental disclosures:
Cash paid for:
 Interest                                                            $  987                       $  731
 Income taxes                                                           186                          211


        SEE   ACCOMPANYING  NOTES  TO  CONDENSED   CONSOLIDATED   FINANCIAL
STATEMENTS.
                                           7

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company's management, the unaudited consolidated interim financial statements reflect all adjustments (consisting of only recurring adjustments) necessary for a fair presentation. Operating results for the six months and three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

(2)  INVENTORIES

     Inventories consist of the following:

                                                                  March 31, 1996             September 30,  1995
Raw materials                                                  $ 1,546                       $ 1,247
Finished goods                                                   2,240                         2,048
Other                                                              880                         1,247
							       -------		             -------
                                                               $ 4,666                       $ 4,542
							       =======		             =======

 (3) PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                                  March 31, 1996             September 30, 1995
Land and improvements                                          $ 1,159                       $ 1,159
Building and improvements                                        5,592                         5,592
Machinery, equipment and vehicles                               36,511                        36,173
Bottles, cases and shells                                        1,313                         1,585
Furniture and fixtures                                           2,529                         1,833
Construction in process                                         25,161                        12,224
								------		              ------
                                                                72,265                        58,566
Less accumulated depreciation and amortization
							       (23,949)                      (22,121)
								------			      ------
 Property, plant and equipment, net                           $ 48,316                      $ 36,445
								======			      ======


     The Company capitalizes interest cost as a component of the cost of certain building and improvements, and machinery. The following is a summary of interest cost incurred:

                                                                             March 31,
                                                                  1996                         1995
Interest cost capitalized                                      $   623                       $     -
Interest cost charged to income                                    365                           731
								------				----
                                                               $   988                       $   731
								======			     =======

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)  SHAREHOLDERS' EQUITY

     The Company declared and paid cash dividends of $5,238 during the six months ended March 31, 1996 and $4,696 during the six months ended March 31, 1995.

     In connection with the Company's September 19, 1995 public offering (the "Offering") of 7,000,000 Class B common shares, the Company changed its capital structure to 5,000,000 authorized shares of $0.01 par value Class A common shares and 35,000,000 authorized shares of $0.01 par value Class B common shares.

     On August 14, 1995, the Company's Board of Directors declared a 24,000 to 1 stock split effective concurrently with the effective date of the Offering. The par value of each share is $0.01. A total of $179 was reclassified from the Company's additional paid-in capital account to the Company's Class A and B common share accounts. All share and per share amounts have been restated to retroactively reflect the stock split.

     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding during each year.

(5)  INCOME TAX

     Income tax expense for the six months ended March 31, 1996 and 1995 consisted of the following:


                                                                            March 31,
                                                                 1996                        1995
          Current                                                $691                        $637
          Deferred                                                 -                           -
          Income tax expense                                     $691                        $637

     Deferred income tax benefit / (expense) of $2,763 and $(1,016) for the six month period ended March 31, 1996 and 1995, respectively, have been provided in connection with the Company's equity in net earnings / (loss) of BAESA.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid approximately $1,101 and $771 during the six months ended March 31, 1996 and 1995, respectively, for advertising fees to a firm controlled by a shareholder of the Company.

     The Company paid approximately $232 and $146 during the six months ended March 31, 1996 and 1995, respectively, for consulting fees to a shareholder and director of BAESA.

     The Company paid approximately $151 during the six months ended March 31, 1996 for construction management services to a shareholder and director of the Company.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  INVESTMENT IN BAESA

     Condensed unaudited financial information relating to BAESA as of March 31, 1996 and 1995, and for the six months then ended and audited balance sheet financial information as of September 30, 1995 is as follows (in thousands of U.S. dollars):


                                                                        March 31,                    September 30,
                                                                          1996                           1995
                                                                       (unaudited)                     (audited)
                    ASSETS
Cash and cash equivalents                                         $  37,436                       $  57,617
Accounts receivable, net                                            106,422                         105,478
Inventories                                                          51,080                          56,349
Other current assets                                                 32,322                          25,933
								  ---------		           --------
     Total current assets                                           227,260                         245,377
Property, plant and equipment, net                                  703,364                         655,414
Intangible assets, net                                               85,418                          88,017
Investment in joint venture                                         110,630                         107,385
Deferred income tax, net                                             20,978                          10,530
Other assets                                                         29,845                          21,201
								 ----------			   --------
         Total assets                                           $ 1,177,495                     $ 1,127,924
 								 ==========			 ==========
                     LIABILITIES
                                                                  $  59,111                       $  48,457
Current installments of long-term debt
Bank loans and overdrafts                                           260,769                         182,672
Accounts payable, income taxes payable, and accrued                 145,348                         114,950
expenses							  =========			  =========
     Total current liabilities                                      465,228                         346,079
Long-term debt, excluding current installments                      321,461                         323,737
Deferred income taxes                                                 8,288                           7,625
Other long-term liabilities                                          10,441                          10,715
                                                                   --------                         -------
         Total liabilities                                          805,418                         688,156
Total shareholders' equity                                          372,077                         439,768
                                                                    -------                        --------
Total liabilities and shareholders' equity                      $ 1,177,495                     $ 1,127,924
                                                                 ==========                       =========

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                 SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                     March 31,                              March 31,
        RESULTS OF OPERATIONS                     1996               1995               1996               1995
                                              (UNAUDITED)        (Unaudited)         (Unaudited)       (Unaudited)
Net sales                                      $ 427,525          $ 366,585           $ 200,403         $ 198,977
Cost and expenses:
 Cost of sales                                 (236,138)         (184,277)            (118,280)          (98,084)
 Selling and marketing expenses                (142,817)          (80,040)             (74,165)          (47,617)
 Administrative expenses                        (57,493)          (43,710)             (26,740)          (25,012)
 Restructuring charges                          (11,540)                -                    -                 -
 Start-up costs in Brazil                        (1,778)           (3,162)              (1,134)                -
                                               ---------          --------            ---------          --------
                                              (449,766)          (311,189)           (220,319)         (170,713)
                                               ---------          --------            ---------          --------
   Income / (loss) from operations              (22,241)           55,396              (19,916)           28,264
                                                (40,508)           (9,022)             (21,740)           (5,885)
                                              ==========         =========            =========          ========
Other expenses, net
   Income / (loss) before income tax (expense)  (62,749)           46,374              (41,656)           22,379
/ benefit and equity in earnings of affiliated
company
Income tax (expense) / benefit                    8,994           (10,147)             13,072            (3,664)
                                                --------          ---------            --------          -------
Income / (loss) before equity in earnings of    (53,755)           36,227              (28,584)           18,715
 affiliated company
Equity in earnings of affiliated company          4,430             2,974                2,166             1,738
                                                --------          ---------            ---------         -------
   Net income / (loss)                         $ (49,325)         $ 39,201            $ (26,418)        $ 20,453
                                               ==========         =========           ==========        ========

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

   The following discussion of the financial condition and results of operations of the Company and of BAESA should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company and of BAESA, and the Notes thereto, as of and for the six month periods ended March 31, 1995 and 1996 (the"1995 six month interim period" and the "1996 six month interim period," respectively) and as of and for the three month interim periods ended March 31, 1995 and 1996 (the "1995 three month interim period" and the "1996 three month interim period," respectively).

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements, particularly with regard to capital expenditures and investment in BAESA. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to the following discussion of certain important factors that could cause actual capital expenditures and the impact on the Company of its investment in BAESA to differ materially from those projected in such forward-looking statements.

   The risks and uncertainties affecting the forward-looking statements include the effects of the uncertainty and volatility of the economic climates in both Argentina and Brazil on BAESA and the resulting impact on the Company's investment in BAESA. Additionally, the Company may be affected by the inability of BAESA to ensure that the consolidation of certain operating subsidiaries and the reduction of the workforce will reduce fixed and variable costs and that these measures will not have adverse consequences for BAESA, including the possibility of employee lawsuits. The Company cautions that the above list of factors affecting its investment in BAESA may not be exhaustive. BAESA operates in the highly competitive soft-drink market in countries the economies of which have been subject to political and economic instability in the past and some of which are currently having economic difficulties. New risk factors emerge from time to time and management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.


   PRESENTATION OF FINANCIAL INFORMATION

   In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock, and exercises significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. See Item 5 "Other Information." The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA.

   The financial information for BAESA presented below has been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Pursuant to recently-adopted amendments to Regulation S-X, BAESA has adopted the U.S. dollar as the reporting currency in its filings with the Commission. The financial statements of BAESA that were previously issued in Pesos have been recast as if the U.S. dollar had been the reporting currency, following a methodology consistent with SFAS 52.

   SEASONALITY

   The historical results of operations of the Company have not been significantly seasonal. The Company believes that this is partly attributable to existing capacity constraints in recent years which prevented the Company from meeting increased demand during peak periods. However, the Company anticipates that its results of operations in the future may be increasingly seasonal in the summer and holiday seasons.

   BAESA's results of operations are seasonal. A large percentage of BAESA's net sales are earned in the months of December through February, which correspond to the summer and the holiday season in the countries where BAESA operates. Accordingly, BAESA's results of operations for interim periods during the year are not necessarily indicative of the results for the full year.

THE COMPANY

   GENERAL

   The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                               Fiscal Year                    Six Months Interim        Three Months Interim
                                     1993         1994          1995          1995          1996          1995        1996
Net Sales                           100.0%       100.0%        100.0%        100.0%        100.0%        100.0%      100.0%
Cost of Sales                        59.8         58.2          59.4          58.5          60.2          56.9        59.3
Gross Profit                         40.2         41.8          40.6          41.5          39.8          43.1        40.7
Selling and Marketing                28.0         29.3          26.6          27.8          26.2          28.9        26.2
Expenses
Administrative Expenses              11.4         10.1           5.5           5.6           5.8           5.9         6.4
Intangibles and Fixed Asset            -           2.8            -             -             -             -           -
Write-offs
Income (Loss) from Operations         0.8         (0.4)          8.5           8.1           7.8           8.3         8.1


      1996 SIX MONTH INTERIM PERIOD COMPARED TO 1995 SIX MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $5.0 million, or 9.5%, for the 1996 six month interim period from the 1995 six month interim period to $57.8 million. This increase was primarily the result of an 11.4% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 six month interim period as compared to the 1995 six month interim period. The average sales price on an eight ounce equivalent basis decreased during the 1996 six month interim period by approximately 1.6% as compared to the 1995 six month interim period.

      COST OF SALES. Cost of sales for the Company increased $3.9 million, or 12.7% for the 1996 six month interim period from the 1995 six month interim period to $34.8 million. This increase resulted primarily from the increase in sales volume.

      GROSS PROFIT. Gross profit for the Company increased by $1.1 million to $23.0 million in the 1996 six month interim period from $21.9 million in the 1995 six month interim period. As a percentage of net sales, gross profit decreased to 39.8% in the 1996 six month interim period from 41.5% in the 1995 six month interim period due primarily to the higher discounts provided to customers and the lower net sales price.

      SELLING AND MARKETING EXPENSE. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets. The Company's selling and marketing expenses are shown net of all such reimbursements from PepsiCo.

      Selling and marketing expenses for the Company increased $0.5 million, or 3.1%, to $15.2 million for the 1996 six month interim period from the 1995 six month interim period. This increase is the result of greater marketing activities during the 1996 six month interim period in connection with the launch of Teem, a lemon/lime soft drink, which was launched during October 1995.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.4 million or 12.5% for the 1996 six month interim period from the 1995 six month interim period to $3.3 million. As a percentage of net sales, administrative expenses increased to 5.8% in the 1996 six month interim period from 5.6% in the 1995 six month interim period.

      INCOME FROM OPERATIONS. Income from operations for the Company increased to $4.5 million in the 1996 six month interim period, from $4.3 million in the 1995 six month interim period. The increase is the result of higher net sales, partially offset by higher cost of sales from the increased sales volume.

      INCOME TAX EXPENSE. Income tax expense for the Company increased by $0.1 million for the 1996 six month interim period to $0.7 million. The increase in taxable income during the 1996 six month interim period contributed to the increase in income tax expense.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(5.6) million during the 1996 six month interim period, compared to $5.3 million during the 1995 six month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period resulting from restructuring charges in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, and losses incurred in BAESA's Brazilian operations.

      NET INCOME (LOSS). Net income (loss) for the 1996 six month interim period for the Company was $(0.6) million, compared to $8.8 million during the 1995 six month interim period. Net (loss) in the 1996 six month interim period primarily reflects income before equity in net earnings (loss) of BAESA of $5.1 million offset by equity in net loss of BAESA, net of income tax of $(5.6) million as compared to income before equity in net earnings (loss) of BAESA of $3.4 million offset by equity in net earnings of BAESA of $5.3 million in the 1995 six month interim period.

    1996 THREE MONTH INTERIM PERIOD COMPARED TO 1995 THREE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $2.1 million, or 8.5%, for the 1996 three month interim period from the 1995 three month interim period to $26.9 million. This increase was primarily the result of a 14.5% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 three month interim period as compared to the 1995 three month interim period. The average sales price on an eight ounce equivalent basis decreased by 5.2% during the 1996 three month interim period as compared to the 1995 three month interim period.

      COST OF SALES. Cost of sales for the Company increased $1.8 million, or 13.1% for the 1996 three month interim period from the 1995 three month interim period to $15.9 million. This increase resulted primarily from the increase in sales volume.

      GROSS PROFIT. Gross profit for the Company increased by $0.3 million to $10.9 million in the 1996 three month interim period from $10.7 million in the 1995 three month interim period. As a percentage of net sales, gross profit decreased to 40.7% in the 1996 three month interim period from 43.1% in the 1995 three month interim period due primarily to the higher discounts provided to customers and the lower net sales price.

      SELLING AND MARKETING EXPENSE. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets. The Company's selling and marketing expenses are shown net of all such reimbursements from PepsiCo.

      Selling and marketing expenses for the Company decreased $0.1 million, or 1.8%, to $7.0 million for the 1996 three month interim period from the 1995 three month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.3 million or 18.8% for the 1996 three month interim period from the 1995 three month interim period to $1.7 million primarily as a result of the additional expenses incurred by the Company in connection with its ongoing reporting requirements with the Commission and The New York Stock Exchange (the "Exchange") as a result of its listing on the Exchange. As a percentage of net sales, administrative expenses increased to 6.4% in the 1996 three month interim period from 5.9% in the 1995 three month interim period.

      INCOME FROM OPERATIONS. Income from operations for the Company increased to $2.2 million in the 1996 three month interim period, from $2.1 million in the 1995 three month interim period. The increase is the result of higher net sales during the 1996 three month interim period, partially offset by higher cost of sales from the increased sales volume.

      INCOME TAX EXPENSE. Income tax expense for the Company increased by $0.1 million for the 1996 three month interim period to $0.4 million primarily resulting from higher taxable income earned during the 1996 three month interim period.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(3.0) million during the 1996 three month interim period, compared to $2.8 million during the 1995 three month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, and losses incurred in BAESA's Brazilian operations.

      NET INCOME (LOSS). Net income (loss) for the 1996 three month interim period for the Company was $(0.7) million, compared to $4.6 million during the 1995 three month interim period. Net (loss) in the 1996 three month interim period primarily reflects income before equity in net earnings (loss) of BAESA of $2.3 million offset by equity in net loss of BAESA, net of income tax of $(3.0) million as compared to income before equity in net earnings (loss) of BAESA of $1.8 million offset by equity in net earnings of BAESA of $2.8 million in the 1995 three month interim period.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, the Company had $48.3 million of cash and cash equivalents, of which $46.5 million represented proceeds from the Company's initial public offering of equity securities, and indebtedness for borrowed money, including short-term borrowings and capital lease obligations, of $33.9 million.

      Net cash provided by (used in) operating activities for the Company for the 1996 six month interim period was $(0.1) million compared to $9.5 million during the 1995 six month interim period. This decrease was mainly a result of the net loss of $(0.6) million incurred during the 1996 interim period compared to net income of $8.8 million earned during the 1995 six month interim period. As of March 31, 1996, the Company had $24.6 million in net operating loss carryforwards available to offset future Puerto Rican income taxes. The Company believes that net cash provided by operating activities for the Company will be sufficient to meet its operating requirements for the foreseeable future.

      Cash flows used in investing activities for the Company amounted to $(11.8) million during the 1996 six month interim period, as compared to $(1.5) million during the 1995 six month interim period. Purchases of property, plant and equipment, net amounted to $15.0 million during the 1996 six month interim period compared to $4.8 million during the 1995 six month interim period. Dividends received from BAESA amounted to $2.8 million for the six month interim periods 1996 and 1995.

      In connection with efforts being made to improve the profitability of BAESA, in which the Company owns approximately a 17% interest, BAESA, Charles
H. Beach (Chairman and Chief Executive Officer of BAESA and President and Chief Executive Officer of the Company) and PepsiCo have decided to accelerate the transfer of voting control from the members of the Charles H. Beach Voting Trust and the Michael Gerrits Voting Trust (together, the "Essential Shareholders"), controlled respectively by Charles H. Beach and Michael Gerrits, to PepsiCo (Phase II of the current agreement with PepsiCo relating to BAESA voting control) effective July 1, 1996. As a result of this change, the Company's investment in BAESA most likely will cause the Company to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In order to avoid being required to register as an investment company, which the Company believes would impose burdensome restrictions on its future operations, the Company's Board of Directors has expressed its intention to take steps as soon as is reasonably possible which will result in the Company not being required to register as an investment company.

      As a result of this action by the Board of Directors, pursuant to Rule 3a-2 under the Investment Company Act, the Company believes it will have a period of one year after July 1, 1996 before it is required to register. During that period the Company will explore a number of alternatives, including
(i) accelerating its program of expanding its operating businesses, including the possible acquisition of new bottling franchises, in order to reduce the relative size of the Company's BAESA investment, and (ii) disposing of, through a sale or a spin-off transaction, sufficient BAESA shares to avoid the need to register. The Company will also explore the possibility of applying for an exemptive order from the Securities and Exchange Commission which would exempt the Company from registration as an investment company.

      Cash flows provided by (used in) financing activities for the Company during the 1996 six month interim period was $14.1 million compared to $(6.3) million during the 1995 six month interim period. The significant financing activities for the Company in the 1995 six month interim period were the payments of dividends and the issuance of notes payable of $21.2 million offset by the repayment of debt of $1.8 million. The significant financing activities in the 1996 six month interim period for the Company included the payment of dividends and the repayment of debt. The Company paid $5.2 million and $4.7 million in the 1996 and 1995 six month interim periods, respectively, in dividends.

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company may borrow under revolving loans to $10.0 million. As of March 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $6.8 million and non-revolving loans in an aggregate principal amount of $15.0 million. These loans mature on March 31, 1997, September 10, 2000 and November 10, 1996, respectively, and bear interest at a floating rate of 2% over and above the cost to Banco Popular of "936 Funds" (as defined below) (the "936 Rate"). At March 31, 1996, the 936 Rate was 5.1%.

      The weighted average interest rate on such borrowings was 7.1% in the first six months of the fiscal year 1996. "936 Funds" are defined in the Credit Agreement as deposits in U.S. dollars in immediately available funds by
Section 936 Corporations on the first day of the relevant funding period for a period equal to such funding period and in an amount equal or comparable to the principal amount of the relevant loan. The Company is required to make monthly payments of principal in the amount of $128,205 with respect to the outstanding term loans. The Company may prepay certain of the loans subject to the terms and conditions of the Credit Agreement. Prior to the time that any expansion opportunities may become available the Company may use a portion of the net proceeds of an initial public offering completed in September 1995 to repay the current amount outstanding on the $10.0 million maximum principal amount of outstanding short-term revolving credit indebtedness under the Credit Agreement.

      Under the terms of the Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum Operating Cash Flow to total Debt Service ratio (as defined in the Credit Agreement) of 1.50 to 1 for each fiscal year during the term of the Credit Agreement (ii) a minimum ratio of current assets to current liabilities of 0.40, 0.60, 0.75 and 1.00 to 1, respectively, and a maximum ratio of Total Liabilities to Tangible Net Worth of 4.0, 4.0, 3.0 and 2.0 to 1, respectively, for the fiscal years 1996 through 1998 and thereafter, and (iii) a minimum Tangible Net Worth of $15 million through the end of the fiscal year 1996 and of $18 million, $21.5 million, $25 million and $30 million for each succeeding fiscal year thereafter. The Company is currently in compliance with these financial restrictions. The entire principal amount of loans outstanding under the Credit Agreement becomes immediately due and payable, subject to a cure period, if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions described above) has occurred or would occur because of the payment of dividends.

      Pursuant to the Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Company's bottling plant in Toa Baja, Puerto Rico (the "Toa Baja Plant") and the Company's plant in R<i'>o Piedras, Puerto Rico (the "R<i'>o Piedras Plant") are located.

      The Company's franchise arrangements with PepsiCo require it not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10. The Company is currently in compliance with these covenants.

      Capital expenditures for the Company totaled $15.0 million in the 1996 six month interim period and $4.8 million in the 1995 six month interim period. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company expects to make approximately $6.0 million in additional capital expenditures during the fiscal year 1996 for the completion of the construction of the Toa Baja plant.

BAESA

      GENERAL

      BAESA established operations and acquired certain bottling assets for the purpose of producing, selling and distributing PepsiCo products in the Brazilian states of Rio de Janeiro, S<a~>o Paulo, Rio Grande do Sul, Santa Catarina and Paran<a'> (the "Southern Brazil Franchise"). These operations commenced during the fiscal year 1995. The results of operations of the Southern Brazil Franchise have been included in the consolidated financial information of BAESA since December 1, 1994.

      RESTRUCTURING CHARGES

      BAESA's results of operations for the six months ended March 31, 1996 have been adversely affected by the continuation of depressed economic conditions in Argentina, resulting in lower sales volume and margin levels in Argentina as compared to the six months ended March 31, 1995. BAESA's earnings in its Brazilian operations were also negatively impacted during the 1996 six month interim period and continue to be negatively impacted by high fixed costs resulting from large infrastructure investments to cover anticipated future volume needs. BAESA expects that its future results of operations will also be significantly adversely affected by the continuation of such depressed economic conditions and the continuation of reduced case sales volumes in Argentina. In addition, BAESA is still in the process of extending coverage to all of its franchise territories in Brazil. Until Argentine economic conditions improve and BAESA improves its coverage and achieves higher sales volume in Brazil, BAESA expects that its operations will continue to be adversely affected.
BAESA made a determination during the 1996 six month interim period to undertake certain restructuring measures, including the consolidation of certain operating subsidiaries and the reduction of its workforce by 1,257 permanent positions, in an effort to lower BAESA's fixed and variable costs. The costs associated with these restructuring measures will include severance costs, relocation expenses and costs related to the consolidation of certain operating subsidiaries. As a result of the restructuring measures, the consolidation of certain operating subsidiaries and other operational measures to increase profitability, BAESA expects annual savings of approximately $41.0 million. There is no assurance that such savings will be achieved.

      During the 1996 six month interim period, BAESA incurred a net loss of $(49.3) million, including a restructuring charge of $11.5 million.

      In Brazil, 749 positions, representing approximately 15% of the workforce currently in place, will be permanently eliminated. BAESA expects that this measure will result in annual savings of $12.5 million. In Argentina and Uruguay, 508 positions, or 24% of the workforce, will be eliminated. BAESA expects that this measure will result in a savings of $11.9 million on an annual basis. Additionally, BAESA will merge three wholly-owned subsidiaries into its Buenos Aires entity and it will consolidate production/operations, sales/marketing, finance and human resources areas in Argentina and Uruguay.

      In Argentina, BAESA plans to reduce production capacity to provide substantial annual savings, including the closing of a manufacturing plant. During the next few months, some of the equipment in Argentina will be shifted to meet stronger production demands, principally in Brazil.

      BAESA believes that the restructuring changes have not affected BAESA's ability to manufacture, sell and distribute its products, nor are the restructuring changes expected to affect BAESA's ability to meet sales needs if and when market levels in Argentina return to their 1994 levels.

      INCOME TAX EXPENSE

      The Brazilian government recently enacted a change in the effective corporate income tax rate to approximately 31% compared to a previous rate of approximately 49%. This change resulted in a charge to income taxes in the accompanying consolidated result of operations of $4.1 million from the write-down of deferred tax assets previously recognized in Brazil during the 1996 six month interim period.

      COMPARABILITY

      BAESA has experienced significant increases in sales volumes during the periods covered by the Condensed Consolidated Financial Statements of BAESA. The magnitude of these increases was due to the acquisition of the Southern Brazil Franchise areas during the 1995 six month interim period. While BAESA expects its sales volumes to continue to increase, such increases are not likely to continue at the rates shown for the periods covered by the Condensed Consolidated Financial Statements of BAESA.

      1996 SIX MONTH INTERIM PERIOD COMPARED TO 1995 SIX MONTH INTERIM PERIOD

      NET SALES. Net sales for BAESA increased $60.9 million, or 16.6% for the 1996 six month interim period from the 1995 six month interim period, to $427.5 million. This increase resulted from sales in the Southern Brazil Franchise territories, which were in operation for only four months in the 1995 six month interim period. Net sales in the 1996 six month interim period for BAESA's Argentine and Brazilian operations were $200.8 million and $200.4 million, respectively, reflecting case sales volumes of 53.5 million and 71.1 million cases, respectively. Sales of all soft drinks in Argentina during the 1996 six month interim period declined $42.7 million or 17.5% due to adverse economic conditions in Argentina. Furthermore, an increase in sales volume of cola soft drinks, which requires higher excise taxes, has been experienced in Argentina, resulting in lower net sales.

      COST OF SALES. Cost of Sales for BAESA increased $51.9 million, or 28.1%, for the 1996 six month interim period from the 1995 six month interim period, to $236.1 million. This increase resulted primarily from the increase in sales volume and a decrease in incentives from PepsiCo for the Brazil franchise territory as such franchise territory is no longer a startup operation. In addition, BAESA's sales volume of non-returnable packages increased significantly during the 1996 six month interim period compared to the 1995 six month interim period, resulting in higher cost of raw materials.

      SELLING AND MARKETING EXPENSES. BAESA has a number of marketing arrangements with PepsiCo pursuant to which BAESA is required to make certain investments, based on a percentage of net sales, in marketing, new products, packaging introductions and certain capital goods. BAESA receives reimbursement from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets.

      Selling and marketing expenses for BAESA increased by $62.8 million or 78.4%, to $142.8 million during the 1996 six month interim period from the 1995 six month interim period. This increase resulted primarily from the increase in sales volume from the 1995 interim period and the introduction of a guarana flavored soft drink (a Brazilian specialty drink). Furthermore, a larger selling and marketing workforce has been in place in Brazil. In addition, the contribution by PepsiCo of marketing incentives in Brazil has been reduced as such franchise territory is no longer a start-up operation.
      ADMINISTRATIVE EXPENSES. Administrative expenses for BAESA increased $13.8 million, or 31.5%, for the 1996 six month interim period from the 1995 six month interim period to $57.5 million. This increase is attributable to the additional personnel hired as BAESA's Brazilian operations expanded since the initiation of operations on December 1, 1994. BAESA's Brazilian franchises were in operation for only four months during the 1995 interim period. As a percentage of net sales, administrative expenses for the 1996 six month interim period increased from 11.9% in the 1995 six month interim period to 13.4% due to the expansion of the operations in Brazil.

      RESTRUCTURING CHARGES. BAESA incurred $11.5 million in restructuring charges during the 1996 six month interim period. These restructuring charges were the result of (i) the continued depressed economic conditions in Argentina, which resulted in lower sales volume levels in Argentina and (ii) BAESA's earnings in its Brazilian operations being negatively impacted by high fixed costs resulting from large infrastructure investments to cover future volume needs. BAESA's restructuring measures include the consolidation of certain operating subsidiaries and a reduction of its workforce by 1,257 permanent positions, in an effort to lower BAESA's fixed costs. The costs associated with these restructuring measures will include severance costs, relocation expenses and costs related to the consolidation of certain operating subsidiaries.

      In Brazil, 749 positions, representing approximately 15% of the workforce currently in place, will be permanently eliminated. BAESA expects that this measure will result in annual savings of $12.5 million. In Argentina and Uruguay, 508 positions, or 24% of the workforce, will be eliminated. BAESA expects that this measure will result in a savings of $11.9 million on an annual basis. Additionally, BAESA will merge three wholly-owned subsidiaries into its Buenos Aires entity and it will consolidate production/operations, sales/marketing, finance and human resources areas in Argentina and Uruguay.

      In Argentina, BAESA plans to reduce production capacity to provide substantial annual savings, including the closing of a manufacturing plant. During the next few months, some of the equipment in Argentina will be shifted to meet stronger production demands, principally in Brazil.

      BAESA believes that the restructuring changes have not affected BAESA's ability to manufacture, sell and distribute its products, nor are the restructuring changes expected to affect BAESA's ability to meet sales needs if and when market levels in Argentina return to their 1994 levels.

      START-UP COSTS IN BRAZIL. BAESA incurred $1.8 million and $3.2 million in start-up costs in the 1996 six month interim period and the 1995 six month interim period, respectively, in connection with the commencement of its operations in Brazil. The start-up costs, which were incurred in both the 1996 and the 1995 six month interim periods were non-recurring and were charged to income in such periods.

      INCOME/(LOSS) FROM OPERATIONS. Income (loss) from operations decreased $77.6 million, to $(22.2) million. This decrease was a result of continued depressed economic conditions in Argentina, resulting in lower sales volume levels in Argentina, as well as losses incurred in BAESA's Brazilian operations. BAESA recorded $11.5 million in restructuring charges in the 1996 six month interim period associated with restructuring measures taken in response to the adverse economic conditions in Argentina and losses incurred in the Brazilian operations.

      OTHER INCOME (EXPENSES). The net financing costs of BAESA are composed of interest expense, offset by interest income, foreign currency gains or losses associated with monetary assets and liabilities denominated in foreign currencies and gains or losses resulting from forward contracts. Net financing cost for the 1996 six month interim period increased by $25.5 million from the 1995 six month interim period. This change resulted from an increase in interest cost of $22.9 million during the 1996 six month interim period on debt incurred mainly to fund BAESA's expansion in Brazil, and a decrease in interest income of $0.4 million from the 1995 six month interim period as a result of lower amounts of cash and cash equivalents invested during the 1996 six month interim period.

      BAESA's foreign exchange position is affected by its monetary assets or liabilities denominated in currencies other than those of the countries in which BAESA operates. BAESA records a foreign exchange gain or loss if the exchange rate of the functional currency to the other currency in which the monetary assets or liabilities is denominated fluctuates.

      INCOME TAX (EXPENSE)/BENEFIT. Income tax (expense)/benefit during the 1996 six month interim period amounted to $9.0 million as compared to $(10.1) million recognized as income tax expense during the 1995 six month interim period. The income tax benefit recognized during the 1996 six month interim period resulting from losses incurred during the period was offset by an expense recognized as the result of a recently enacted lower effective corporate income tax rate of 31%. As BAESA previously recognized an income tax benefit in its Brazilian operations, this government action resulted in a $4.1 million income tax charge during the 1996 six month interim period from the write-down of BAESA's tax asset previously recorded at the higher income tax rate of 49%.

      EQUITY IN NET EARNINGS OF AFFILIATED COMPANY. Equity in net earnings of affiliated company increased $1.5 million or 49.0% for the 1996 six month interim period from the 1995 six month interim period to $4.4 million in net income through BAESA's 45% equity in the net earnings of Embotelladoras Chilenas Unidas S.A. ("ECUSA"), a joint venture in Chile between BAESA and Compa<n~><i'>a Cervecer<i'>as Unidas S.A. ("CCU") established on November 1, 1994. The increase in the 1996 six month interim period from the 1995 six month interim period is primarily attributable to CCU being established for only five months during the 1995 six month interim period.

      NET INCOME (LOSS). Net income (loss) for BAESA decreased by $88.5 million to $(49.3) million in the 1996 six month interim period from $39.2 million in the 1995 six month interim period, as a result of adverse economic conditions in Argentina, losses in BAESA's Brazilian operations, higher financing costs and higher raw material prices and restructuring charges.

    1996 THREE MONTH INTERIM PERIOD COMPARED TO 1995 THREE MONTH INTERIM PERIOD

      NET SALES. Net sales for BAESA increased $1.4 million, or 0.7% for the 1996 three month interim period from the 1995 three month interim period, to $200.4 million. This increase resulted from a 28.7% sales volume increase in the Southern Brazil Franchise territories in the 1996 three month interim period as compared to the 1995 three month interim period, offset by a 12.0% decrease in sales volume in Argentina in the 1996 three month interim period as compared to the 1995 three month interim period. Net sales in the 1996 three month interim period for BAESA's Argentine and Brazilian operations were $94.6 million and $93.1 million, respectively, reflecting case sales volumes of 25.6 million and 32.1 million cases, respectively. Sales of all soft drinks in Argentina during the 1996 three month interim period declined $18.3 million or 16.2% due to adverse economic conditions in Argentina. Furthermore, an increase in sales volume of cola soft drinks, which requires higher excise taxes, has been experienced in Argentina, resulting in lower net sales.

      COST OF SALES.  Cost of  Sales  for  BAESA  increased  $20.2  million, or
20.6%, for the 1996 three month interim period from the 1995 three month interim period, to $118.3 million. This increase resulted primarily from the increase in sales volume from the 1995 three month interim period, an increase in costs associated with a larger infrastructure in Brazil from the 1995 three month interim period, and the decrease in incentives from PepsiCo for the Brazil franchise territory as such franchise territory is no longer a start-up operation. In addition, BAESA's sales volume of non-returnable packages increased significantly during the 1996 three month interim period compared to the 1995 three month interim period, resulting in higher cost of raw materials.

      SELLING AND MARKETING EXPENSES. BAESA has a number of marketing arrangements with PepsiCo pursuant to which BAESA is required to make certain investments, based on a percentage of net sales, in marketing, new products, packaging introductions and certain capital goods. BAESA receives reimbursement from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets.

      Selling and marketing expenses for BAESA increased by $26.5 million or 55.8%, to $74.2 million during the 1996 three month interim period from the 1995 three month interim period. This increase resulted primarily from the increase in sales volume from the 1995 interim period and the introduction of a guarana flavored soft drink (a Brazilian specialty drink). Furthermore, a larger selling and marketing workforce has been in place in Brazil. In addition, the contribution by PepsiCo of marketing incentives in Brazil has been reduced as such franchise territory is no longer a start-up operation.

      ADMINISTRATIVE EXPENSES. Administrative expenses for BAESA increased $1.7 million, or 6.9%, for the 1996 three month interim period from the 1995 three month interim period to $26.7 million. This increase is attributable to the additional personnel hired as BAESA's Brazilian operations expanded since the initiation of operations on December 1, 1994. As a percentage of net sales, administrative expenses for the 1996 three month interim period increased from 12.6% in the 1995 three month interim period to 13.3% due to the expansion of the operations in Brazil.

      START-UP COSTS IN BRAZIL. BAESA incurred $1.1 million in start-up costs in the 1996 three month interim period in connection with the expansion into the Minas Gerais franchise territory. The start-up costs, which were incurred in the 1996 three month interim period, were non-recurring and were charged to income in such period.

      INCOME/(LOSS) FROM OPERATIONS. Income (loss) from operations decreased $48.2 million, to $(19.9) million. This decrease was a result of continued depressed economic conditions in Argentina, resulting in lower sales volume levels in Argentina as well as losses incurred in BAESA's Brazilian operations.

      OTHER INCOME (EXPENSES). The net financing costs of BAESA are composed of interest expense, offset by interest income, foreign currency gains or losses associated with monetary assets and liabilities denominated in foreign currencies and gains or losses resulting from forward contracts. Net financing cost for the 1996 three month interim period increased by $11.1 million from the 1995 three month interim period. This change resulted from an increase in interest cost of $10.8 million during the 1996 three month interim period on debt incurred mainly to fund BAESA's expansion in Brazil.

      BAESA's foreign exchange position is affected by its monetary assets or liabilities denominated in currencies other than those of the countries in which BAESA operates. BAESA records a foreign exchange gain or loss if the exchange rate of the functional currency to the other currency in which the monetary assets or liabilities is denominated fluctuates.

      INCOME TAX (EXPENSE)/BENEFIT. Income tax (expense)/benefit during the 1996 three month interim period amounted to $13.1 million as compared to $(3.7) million recognized as income tax expense during the 1995 three month interim period. The increase in income tax benefit is a result of the recognition of benefit of taxable losses incurred in BAESA's franchise territory of Brazil.

      EQUITY IN NET EARNINGS OF AFFILIATED COMPANY. Equity in net earnings of affiliated company increased $0.4 million or 24.6% for the 1996 three month interim period from the 1995 three month interim period to $2.2 million in net income through its 45% equity in the net earnings of ECUSA, a joint venture in Chile between BAESA and CCU established on November 1, 1994.

      NET INCOME (LOSS). Net income (loss) for BAESA decreased by $46.9 million to $(26.4) million in the 1996 three month interim period from $20.5 million in the 1995 three month interim period, as a result of adverse economic conditions in Argentina, losses in BAESA's Brazilian operations, higher financing costs and higher raw material prices.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, BAESA had $37.4 million of cash and cash equivalents, and $641.3 million in indebtedness for borrowed money, including short-term borrowings of $260.8 million.

      Because BAESA does not anticipate any significant devaluation or revaluation of the currencies of the countries in which it operates relative to the U.S. dollar in the short term, BAESA does not presently engage in any hedging or other transactions intended to offset the effects of fluctuations in currency exchange rates, although it may do so in the future.

      During the past year, BAESA's principal sources of liquidity have been financing and, to a lesser extent, net cash provided by operating activities. Due to the slowdown in the Argentine economy and its commencement of operations in Brazil, BAESA has significantly increased its investment in working capital. BAESA has instituted a program to minimize working capital requirements, which is expected to benefit BAESA in the fiscal year 1996. In addition, BAESA has obtained favorable credit terms from its major raw material suppliers, resulting in a reduction of working capital requirements.

      BAESA has made substantial investments in capital goods and equipment to expand its production capacity. Capital expenditures totaled $152.4 million in the 1996 six month interim period. BAESA's capital expenditures have been financed by borrowings from third parties. BAESA will continue to expand production capacity over the next several years to meet expected increases in consumer demand. Capital expenditures will be used for the purchase of bottling lines and plants, warehouses, trucks, returnable containers, tools of the trade and related bottling company investments, and will be financed with a combination of funds currently held by BAESA and borrowings from third parties.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      In connection with efforts being made to improve the profitability of BAESA, in which the Company owns approximately a 17% interest, BAESA, Charles
H. Beach (Chairman and Chief Executive Officer of BAESA and President and Chief Executive Officer of the Company) and PepsiCo have decided to accelerate the transfer of voting control from the Essential Shareholders to PepsiCo (Phase II of the current agreement with PepsiCo relating to BAESA voting control) effective July 1, 1996. As a result of this change, the Company's investment in BAESA most likely will cause the Company to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In order to avoid being required to register as an investment company, which the Company believes would impose burdensome restrictions on its future operations, the Company's Board of Directors has expressed its intention to take steps as soon as is reasonably possible which will result in the Company not being required to register as an investment company.

      As a result of this action by the Board of Directors, pursuant to Rule 3a-2 under the Investment Company Act, the Company believes it will have a period of one year after July 1, 1996 before it is required to register. During that period the Company will explore a number of alternatives, including
(i) accelerating its program of expanding its operating businesses, including the possible acquisition of new bottling franchises, in order to reduce the relative size of the Company's BAESA investment, and (ii) disposing of, through a sale or a spin-off transaction, sufficient BAESA shares to avoid the need to register. The Company will also explore the possibility of applying for an exemptive order from the Securities and Exchange Commission which would exempt the Company from registration as an investment company.

      In connection with the transition to Phase II, BAESA agreed to use its best efforts in the future, at the request of the Company, but without expense or liability (tax or otherwise) to BAESA, to assist the Company in effecting transactions which the Company considers necessary or advisable in order to avoid the requirement that it register as an investment company. There can be no assurances, however, that the Company will be successful in finding a way to avoid registration, or that if the Company is ultimately required to register, it will not adversely effect the Company's future business operations. In addition, PepsiCo agreed to support and encourage the Company's effort to identify and acquire additional PepsiCo franchise territories in the Caribbean and other appropriate regions.

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                                      Title                                             Date


/S/ CHARLES H. BEACH                            Chief Executive Officer                       May 15, 1996
Charles H. Beach


/S/ RAFAEL V. FARACE                            Chief Financial Officer and Chief             May 15, 1996
Rafael V. Farace                                Accounting Officer