Form 10-Q/A
period 1995-12-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-10-08
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-Q/A


(Mark One)
<checked-box> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995
                                    or
<square>      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-13914

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
             (Exact name of Registrant as specified in its Charter)

                     DELAWARE                              ###-##-####
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
          incorporation or organization)

               CARRETERA #2, KM 19.4
                 BARRIO CANDELARIA
               TOA BAJA, PUERTO RICO                         00949
      (Address of principal executive office)              (Zip code)

      Registrant's telephone number, including area code: (787) 251-2000





      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  <square> Yes   <checked-box> No

      As of February 13, 1996, there were 21,500,000  shares  of  Common  Stock
issued  and  outstanding.   This  amount  includes  5,000,000 shares of Class A
Common Stock and 16,500,000 shares of Class B Common Stock.


PAGE

            This Report on Form 10-Q/A is being filed  to  amend and restate in its entirety (except for the information contained (i) in Footnote 7 to the Condensed Consolidated Financial Statements, (ii) under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations - BAESA" and (iii) any other information relating to BAESA which is not being amended by this Report on Form 10-Q/A) the quarterly report on Form 10-Q for the quarterly period ended December 31, 1995 which was filed by the Company on February 14, 1996.



PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         NUMBER

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
      Condensed Consolidated Balance Sheets (unaudited) at
        December 31, 1995 and September 30, 1995                             4
      Condensed Consolidated Statements of Income / (Loss)
        (unaudited) for the Three Months Ended December 31, 1995 and 1994 6 Condensed Consolidated Statements of Cash Flows (Unaudited) for
        the Three Months Ended December 31, 1995 and 1994                    7
      Notes to Condensed Consolidated Financial Statements (Unaudited)       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                 10

PART II  OTHER INFORMATION
     None of the items are applicable.


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           3

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)


                                                                      December 31,                September 30,
                                                                          1995                        1995
                                                                       (unaudited)                  (audited)
                                                                     -------------                -------------
Cash and cash equivalents                                            $   46,703                    $   46,091
Accounts receivable:
  Trade, less allowance for doubtful accounts of $1,027 on
      December 31, 1995 and $1,458 on September 30, 1995                 17,403                        16,086
  Due from PepsiCo, Inc. and affiliated companies                         2,839                         2,913
  Other                                                                     633                           341
Inventories                                                               4,137                         4,542
Prepaid expenses and other assets                                         2,426                         2,516
                                                                     ----------                    ----------
          Total current assets                                           74,141                        72,489
Investment in BAESA                                                      67,157                        74,128
Property, plant and equipment, net                                       40,032                        36,445
Intangible assets                                                         2,141                         2,163
Other assets                                                                314                           441
                                                                     ----------                    ----------
          Total assets                                               $  183,785                    $  185,666
                                                                     ==========                    ==========



       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,                  September 30,
                                                                          1995                          1995
                                                                       (unaudited)                   (audited)
                                                                     -------------                 --------------
Current installments of long-term debt                               $    1,550                    $    1,550
Current installments of capital lease obligations                           737                         1,204
Short-term borrowings                                                    14,836                         4,600
Accounts payable:
  Trade                                                                  12,879                        12,536
  Affiliate                                                                 664                         1,181
Income taxes payable                                                        891                           123
Deferred income taxes                                                        55                           530
Other accrued expenses                                                    5,088                         6,477
                                                                     ----------                    ----------
    Total current liabilities                                            36,700                        28,201
Long-term debt, excluding current installments                            5,977                         6,365
Capital lease obligations, excluding current installments                   788                           848
Accrued pension cost, long-term                                           2,871                         2,871
Deferred income taxes                                                    17,454                        18,732
                                                                     ----------                    ----------
    Total liabilities                                                    63,790                        57,017
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,
issued and outstanding 5,000,000 shares                                      50                            50
Class B common shares, $0.01 par value; authorized
35,000,000 shares; issued and outstanding 16,500,000 shares                 165                           165
  Additional paid-in capital                                             90,738                        90,738
  Retained earnings                                                      31,049                        39,472
  Cumulative translation adjustment                                        (463)                         (232)
  Pension liability adjustment                                           (1,544)                       (1,544)
                                                                     ----------                    ----------
          Total shareholders' equity                                    119,995                       128,649
                                                                     ----------                    ----------
          Total liabilities and shareholders' equity                 $  183,785                    $  185,666
                                                                     ==========                    ==========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           5

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            Three Months Ended December 31,
                                                                         1995                          1994
                                                                      (unaudited)                  (unaudited)
                                                                     ------------                  -----------
Net Sales                                                            $   29,417                    $   28,057
Cost of Sales                                                            18,924                        16,811
                                                                     ----------                    ----------
   Gross profit                                                          10,493                        11,246
Selling and marketing expenses                                            9,872                         7,546
Administrative expenses                                                   1,598                         1,502
                                                                     ----------                    ----------
Income/(loss) from operations                                              (977)                        2,198
                                                                     ----------                    ----------
Other income (expenses):
     Interest expense                                                      (154)                         (354)
     Interest income                                                        685                            32
     Other, net                                                             129                            26
                                                                     ----------                    ----------
          Total other income (expenses)                                     660                          (296)
          Income/(loss) before income tax expense and
          equity in net earnings/(loss) of BAESA                           (317)                        1,902
Income tax expense                                                          266                           322
                                                                     ----------                    ----------
     Income/(Loss) before equity in net earnings/(loss) of
     BAESA                                                                 (583)                        1,580
Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $1,278 and $(486) in 1995
     and 1994, respectively                                              (2,623)                        2,552
                                                                     ----------                    ----------
Net income/(loss)                                                    $   (3,206)                        4,132
                                                                     ==========                    ==========
Earnings per common share:
     Income/(loss) before equity in net earnings of BAESA            $    (0.03)                   $     0.09
                                                                     ==========                    ==========
     Net income/(loss)                                               $    (0.15)                   $     0.23
                                                                     ==========                    ==========
Weighted average number of shares outstanding                            21,500                        18,000
                                                                     ==========                    ==========



    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                           6
PAGE

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
(U.S. DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                        1995                         1994
Cash flows from operating activities:
 Net income/(loss)                                                   $ (3,206)                    $ 4,132
 Adjustments to reconcile net earnings to net cash
 provided by (used
   in) operating activities:
   Gain on disposal of property, plant, and equipment                  (279)                           -
   Depreciation and amortization                                      1,251                        1,120
   Equity in net earnings/(loss) of BAESA                             2,623                       (2,552)
   Changes in assets and liabilities:
      Accounts receivable                                            (1,535)                      (2,383)
      Inventories                                                       405                         (311)
      Prepaid expenses and other current assets                          90                         (927)
                                                                     ------                       ------
      Accounts payable                                                 (174)                       3,714
      Other liabilities and accrued expenses                         (1,864)                       3,841
      Income taxes payable                                              768                          276
      Other, net                                                        127                          282
                                                                     ------                       ------
   Net cash provided by (used in) operating activities               (1,794)                       7,192
                                                                     ------                       ------
Cash flows from investing activities:
 Proceeds from the sale of property, plant and equipment                538                            -
 Purchases of property, plant and equipment                          (5,075)                      (2,617)
 Dividends received from affiliates                                   2,839                        2,839
                                                                     ------                       ------
   Net cash provided by (used in) investing activities               (1,698)                         222
                                                                     ------                       ------
Cash flows from financing activities:
 Proceeds from short-term borrowings                                 10,236                          500
 Repayment of long-term debt                                           (388)                        (387)
 Repayment of capital lease obligations                                (527)                        (630)
 Dividends paid                                                      (5,217)                      (4,610)
                                                                     ------                       ------
   Net cash provided by (used in) financing activities                4,104                       (5,127)
                                                                     ------                       ------
Net increase in cash and cash equivalents                               612                        2,287
Cash and cash equivalent at beginnings of period                     46,091                        1,347
                                                                     ------                       ------
Cash and cash equivalent at the end of period                       $46,703                       $3,634
                                                                     ======                       ======
Supplemental disclosures:
Cash paid for:
 Interest                                                           $   409                       $  354
 Income taxes                                                            --                           --


  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           7

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company's management, the unaudited consolidated interim financial statements reflect all adjustments, including those related to the restatement of the results of operations for the first quarter, necessary for a fair presentation. For additional information, please refer to page 10 of this Form 10-Q/A. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

(2)  INVENTORIES

     Inventories consist of the following:

                                                                 December 31, 1995           September 30,  1995
Raw materials                                                  $   969                       $ 1,247
Finished goods                                                   1,931                         2,048
Other                                                            1,237                         1,247
                                                               -------                       -------
                                                               $ 4,137                       $ 4,542
                                                               =======                       =======

(3) PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                               December 31,                  September 30,
                                                                 1995                          1995
                                                               ------------                  -------------
Land and improvements                                          $ 1,159                       $ 1,159
Buildings and improvements                                       5,592                         5,592
Machinery, equipment and vehicles                               35,979                        36,173
Bottles, cases and shells                                        1,606                         1,585
Furniture and fixtures                                           2,166                         1,833
Construction in process                                         16,681                        12,224
                                                               -------                       -------
                                                                63,184                        58,566
Less accumulated depreciation and amortization                 (23,152)                      (22,121)
                                                               -------                       -------
 Property, plant and equipment, net                            $40,032                       $36,445
                                                               =======                       =======



     The Company capitalizes interest cost as a component of the cost of certain building and improvements, and machinery. The following is a summary of interest cost incurred:

                                                                  1995                         1994
                                                               -------                       -------
Interest cost capitalized                                      $   255                       $    --
Interest cost charged to income                                    154                           354
                                                               -------                       -------
                                                               $   409                       $   354
                                                               =======                       =======



                                           8
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)  SHAREHOLDERS' EQUITY

     The Company declared and paid cash dividends of $5,217 during the three months ended December 31, 1995 and $4,610 during the three months ended December 31, 1994.

     In connection with the Company's September 19, 1995 public offering (the "Offering") of 7,000,000 Class B common shares, the Company changed its capital structure to 5,000,000 authorized shares of $0.01 par value Class A common shares and 35,000,000 authorized shares of $0.01 par value Class B common shares.

     On August 14, 1995, the Company's Board of Directors declared a 24,000 to 1 stock split effective concurrently with the effective date of the Offering. The par value of each share is $0.01. A total of $179 was reclassified from the Company's additional paid-in capital account the Company's Class A and B common share accounts. All share and per share amounts have been restated to retroactively reflect the stock split.

     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding during each year.

(5)  INCOME TAX

     Income tax expense for the three months ended December 31, 1995 and 1994 consisted of the following:

                                                                1995                        1994
                                                              --------                    --------
          Current                                             $266                        $322
          Deferred                                              --                          --
                                                              --------                    --------
          Income tax expense                                  $266                        $322
                                                              ========                    ========

     Deferred income tax (benefit) / expense of $(1,278) and $486 for the three month period ended December 31, 1995 and 1994, respectively, have been provided in connection with the Company's equity in net earnings / (loss) of BAESA.

(6)  RELATED PARTY TRANSACTIONS

     The Company paid approximately $637 and $422 during the three months ended December 31, 1995 and 1994, respectively, for advertising fees to a firm controlled by a shareholder of the Company.

     The Company paid approximately $232 and $73 during the three months ended December 31, 1995 and 1994, respectively, for consulting fees to a shareholder and director of BAESA.

     The Company paid approximately $150 during the three months ended December 31, 1995 for construction management services to a shareholder and director of the Company.



                                           9
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     This report on Form 10-Q/A is being filed to restate the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three-month period ended December 31, 1995 which was filed on February 14, 1996. Subsequent to the filing of that report, the Company discovered accounting irregularities which resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of income from operations for both the three-month period ended December 31, 1995, and the three-month period ended March 31, 1996. A separate report on Form 10-Q/A amending the Company's report on Form 10-Q for the three-month period ended March 31, 1996 is being filed simultaneously with this report. As a result of the restatement contained in this report, the Company is reporting a loss from operations for the three months ended December 31, 1995 of $(1.0) million, rather than income from operations of $2.4 million which was reported in its originally filed report on Form 10-Q for its first fiscal quarter.

     After discovering the accounting irregularities, the Company's Board of Directors retained Rogers & Wells as independent counsel to conduct an investigation of the circumstances which resulted in the irregularities.
Rogers & Wells, working with the independent accounting firm of Price Waterhouse, which was retained to assist with the investigation, conducted a thorough investigation of these circumstances and has made its report to the Company's Board of Directors. Taking into consideration the findings of the investigation and in consultation with the Company's independent accountants regarding their materiality, the Company concluded that the irregularities did not have a material effect on any Company financial statements prior to the first and second quarters of fiscal 1996, and thus that no restatements for any prior periods are required.

     The following discussion of the financial condition and results of operations of the Company and of BAESA should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company and of BAESA, and the Notes thereto, as of and for the three-month period ended December 31, 1994 and 1995 (the "1995 interim period" and the "1996 interim period," respectively).

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


                                           10
PAGE

THE COMPANY

     GENERAL

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                             Fiscal Year                                  Interim
                                            ------------------------------------------          ------------------------
                                              1993              1994             1995              1995            1996
                                           --------          --------         --------          --------        --------
Net Sales                                    100.0%            100.0%           100.0%            100.0%          100.0%
Cost of Sales                                 59.8              58.2             59.4              59.9            64.3
Gross Profit                                  40.2              41.8             40.6              40.1            35.7
Selling and Marketing Expenses                28.0              29.3             26.6              26.9            33.5
Administrative Expenses                       11.5              10.1              5.5               5.4             5.4
Intangibles and Fixed Asset Writeoffs           --               2.8               --                --              --
Income (Loss) from Operations                  0.8              (0.4)             8.5               7.8            (3.2)


      1996 INTERIM PERIOD COMPARED TO 1995 INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $ 1.4 million, or 4.9%, for the 1996 interim period from the 1995 interim period to $29.4 million. This increase was primarily the result of a 9% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 interim period as compared to the 1995 interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased during the 1996 interim period by approximately 3.6% as compared to the 1995 interim period.

      COST OF SALES. Cost of sales for the Company increased $2.1 million, or 12.6% for the 1996 interim period from the 1995 interim period to $18.9 million. This increase resulted primarily from the increase in sales volume, a larger percentage of sales volume in two-liter plastic packages and the increase in the costs of raw materials, principally aluminum cans and resin for the production of plastic bottles and preforms, and was partially offset by a decrease in costs attributable to increased efficiency principally due to a reduction in overtime costs.

      GROSS PROFIT. Gross profit for the Company decreased by $0.8 million to $10.4 million in the 1996 interim period from $11.2 million in the 1995 interim period. As a percentage of net sales, gross profit decreased to 35.7% in the 1996 interim period from 40.1% in the 1995 interim period due primarily to the higher raw materials costs and higher discounts offered to customers.

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

      Selling and marketing expenses for the Company increased $2.3 million, or 30.8%, to $9.9 million for the 1996 interim period from the 1995 interim period. This increase is the result of higher marketing activities incurred during the first quarter of fiscal year 1996 in connection with the launch of Teem, a lemon/lime soft drink, during October 1995, as well as other marketing activities undertaken to promote the Company's products.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.1 million or 6.4% for the 1996 interim period from the 1995 interim period to $1.6 million. As a percentage of net sales, administrative expenses remained at 5.4% during the 1996 interim period and 1995 interim period.


                                           11
PAGE

      INCOME FROM OPERATIONS. Income (loss) from operations for the Company decreased to ($1.0) million in the 1996 interim period, from $2.2 million in the 1995 interim period. The decrease is the result of a lower average net sales price, higher cost of sales and higher selling and marketing expenses during the 1996 interim period.

      INCOME TAX EXPENSE. Income tax expense for the Company decreased by $0.1 million for the 1996 interim period to $0.3 million. In 1995 a larger amount of the Company's net income was generated by those subsidiaries subject to income taxes than subsidiaries eligible for income tax exclusions.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(2.6) million during the 1996 interim period, compared to $2.6 million during the 1995 interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period resulting from restructuring charges in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, and lower profitability achieved in BAESA's Brazilian operations.

      NET INCOME. Net income/(loss) for the 1996 interim period for the Company was ($3.2) million, compared to $4.1 million during the 1995 interim period. Net loss in the 1996 interim period primarily reflects the loss from operations of $1.0 million and the equity in net loss of BAESA, net of income tax of $(2.6) million as compared to equity in net earnings of BAESA of $2.6 million in the 1995 interim period.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1995, the Company had $46.7  million  of  cash  and  cash
equivalents,   and   indebtedness  for  borrowed  money,  including  short-term borrowings and capital lease obligations, of $23.9 million.

      Net cash provided by (used in) operations activities for the Company for the 1996 interim period was $(1.8) million compared to $7.2 million during the 1995 interim period. As of December 31, 1995, the Company has $25.7 million in net operating loss carryforwards available to offset future Puerto Rican income taxes. The Company believes that net cash provided by operating activities for the Company will be sufficient to meet its operating requirements for the foreseeable future.

      Cash flows provided by (used in) investing activities for the Company amounted to $(1.7) million during the 1996 interim period, as compared to $0.2 million during the 1995 interim period. Purchases of property, plant and equipment, net amounted to $5.1 million during the 1996 interim period compared to $2.6 million during the 1995 interim period. Dividends received from BAESA amounted to $2.8 million for the interim periods 1996 and 1995.

      Cash flows provided by (used in) financing activities for the Company during the 1996 interim period was $4.1 million compared to $(5.1) million during the 1995 interim period. The significant financing activities for the Company in the 1996 and 1995 interim periods were the payments of dividends and the repayment of debt. In the 1996 interim period the Company also received proceeds from the issuance of notes of $10.2 million. The Company paid $5.2 million and $4.6 million in the 1996 and 1995 interim periods, respectively, in dividends.

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995 Banco Popular increased the amount the Company may borrow under revolving loans to $10.0 million. As of December 31, 1995, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $7.2 million and non-revolving loans in an aggregate principal amount of $4.0 million. These loans mature on April 30, 1996, December 18, 2000 and September 30, 1996, respectively, and bear interest at a floating rate of 2% over and above the cost to Banco Popular of "936 Funds" (as defined below) (the "936 Rate"). At December 31, 1995, the 936 Rate was 5.7%.

                                           11
PAGE

      The weighted average interest rate on such borrowings was 7.7% in the first three months of the fiscal year 1996. "936 Funds" are defined in the Credit Agreement as deposits in U.S. dollars in immediately available funds by
Section 936 Corporations on the first day of the relevant funding period for a period equal to such funding period and in an amount equal or comparable to the principal amount of the relevant loan. The Company is required to make monthly payments of principal in the amount of $128,205 with respect to the outstanding term loans. The Company may prepay certain of the loans subject to the terms and conditions of the Credit Agreement. Prior to the time that any expansion opportunities may become available the Company may use a portion of the net proceeds of an initial public offering completed in September 1995 to repay the current amount outstanding on the $10.0 million maximum principal amount of outstanding short-term revolving credit indebtedness under the Credit Agreement.

      Under the terms of the Credit Agreement, the Company is  subject  to  the
following  financial  restrictions:   (i)   the Company must maintain a minimum
Operating Cash Flow to total Debt Service ratio (as defined in the Credit Agreement) of 1.50 to 1 for each fiscal year during the term of the Credit Agreement, (ii) a minimum ratio of current assets to current liabilities of 0.40, 0.60, 0.75 and 1.00 to 1, respectively, and a maximum ratio of Total Liabilities to Tangible Net Worth of 4.0, 4.0, 3.0 and 2.0 to 1, respectively, for the fiscal year 1996 through 1998 and thereafter, and (iii) a minimum Tangible Net Worth of $15 million through the end of the fiscal year 1996 and of $18 million, $21.5 million, $25 million and $30 million for each succeeding
fiscal year thereafter.   The  Company  is  currently  in compliance with these
financing restrictions. The entire principal amount of loans outstanding under the Credit Agreement becomes immediately due and payable, subject to a cure
period,   if   the  Company  violates  any  of  these  financial  restrictions.
Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions described above) has occurred or would occur because of the payment of dividends.

      Pursuant to the Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Toa Baja plant and the Rio Piedras plant are located.

      The Company's franchise arraignments with PepsiCo require it not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10. The Company is currently in compliance with these covenants.

      Capital expenditures for the Company totaled $5.1 million in the 1996 interim period and $2.6 million in the 1995 interim period. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company expects that it will make significant capital expenditures in the fiscal year 1996 primarily for the completion of the construction of the Toa Baja plant, as well as for the acquisition of trucks, and related bottling company investments within Puerto Rico, which will be financed with a combination of borrowings from third parties and internally generated funds.



                                           13
PAGE

                                    SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                                              Title                                   Date
----------                                              -----                                   ----


   /S/ RAFAEL NIN                               Chief Executive Officer                      October 7, 1996
----------------------------
Rafael Nin


   /S/ DAVID L. VIRGINIA                        Chief Financial Officer and Chief            October 7, 1996
----------------------------
David L. Virginia                               Accounting Officer