Form 10-Q/A
period 1996-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-10-08
CIK 948086

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

PAGE

            This Report on Form 10-Q/A is being filed to amend  and  restate in its entirety, (except for the information contained (i) in Footnote 7 to the Condensed Consolidated Financial Statements, (ii) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - BAESA" and (iii) any other information relating to BAESA which is not being amended by this Report on Form 10-Q/A) the quarterly report on Form 10-Q for the quarterly period ended March 31, 1996 filed by the Company on May 15, 1996.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                      PAGE
                                                                                                      NUMBER
PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS:
     Condensed Consolidated Balance Sheets (unaudited) at March 31, 1996 and September
	30, 1995											4
     Condensed Consolidated Statements of Operations (unaudited) for the Six Months
	Ended March 31, 1996 and 1995									6
     Condensed Consolidated Statements of Operations (unaudited) for the Three Months
	Ended March 31, 1996 and 1995									7
     Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months
	Ended March 31, 1996 and 1995									8
     Notes to Condensed Consolidated Financial Statements (unaudited)					9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS                                                                            	       12

PART II  OTHER INFORMATION

ITEM 5. OTHER INFORMATION                                                                              17



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           3

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)


                                                                          March 31,                 September 30,
                                                                            1996			1995
									-------------		   ----------------
ASSETS                                                                   (unaudited)
Cash and cash equivalents                                            $    48,348                   $   46,091
Accounts receivable:
  Trade, less allowance for doubtful accounts of $1,059 at
       March 31, 1996 and $1,458 at September 30, 1995                   14,428                        16,086
  Due from PepsiCo, Inc. and affiliated companies                         2,004                         2,913
  Other                                                                     571                           341
Inventories                                                               4,666                         4,542
Prepaid expenses and other current assets                                 5,530                         2,516
								     ----------			   ----------
          Total current assets                                           75,547                        72,489
Investment in BAESA                                                      62,601                        74,128
Property, plant and equipment, net                                       47,111                        36,445
Intangible assets, net                                                    2,128                         2,163
Notes receivable - officers and employees                                   775                             -
Other assets                                                              1,324                           441
								     ----------			   ----------
          Total assets                                               $  189,486                    $  185,666
								     ==========			   ==========



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           4

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          March 31,                 September 30,
                                                                            1996			1995
								   -------------------		 -------------------
Liabilities:                                                           (unaudited)
Current installments of long-term debt                               $    1,550                    $    1,550
Current installments of capital lease obligations                           253                         1,204
Short term borrowings                                                    25,785                         4,600
Accounts payable:
  Trade                                                                  15,295                        12,536
  Affiliate                                                               1,674                         1,181
Income taxes payable                                                        455                           123
Deferred income taxes                                                       530                           530
Other accrued expenses                                                    5,279                         6,477
									-------			   ----------
  Total current liabilities                                              50,821                        28,201

Long-term debt, excluding current installments                            5,590                         6,365
Capital lease obligations, excluding current installments                   733                           848
Accrued pension cost, long-term                                           2,871                         2,871
Deferred income taxes                                                    15,969                        18,732
                                                                        -------                       -------

    Total liabilities                                                    75,984                        57,017
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,
  issued and outstanding 5,000,000 shares				     50				   50
Class B common shares, $0.01 par value; authorized
  35,000,000 shares; issued and outstanding 16,500,000 shares		    165				  165
Additional paid-in capital                                               90,738                        90,738
Retained earnings                                                        24,614                        39,472
Cumulative translation adjustment                                          (521)                         (232)
Pension liability adjustment                                             (1,544)                       (1,544)
								     ----------			   ----------
          Total shareholders' equity                                    113,502                       128,649
								     ----------			   ----------
          Total liabilities and shareholders' equity                 $  189,486                    $  185,666
								     ==========			   ==========


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           5

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 Six Months Ended March 31,
                                                                            1996                            1995
								   ----------------		  -----------------
Net Sales                                                            $   54,502                    $   52,802
Cost of Sales                                                            35,065                        30,887
								     ----------			   ----------
   Gross profit                                                          19,437                        21,915
Selling and marketing expenses                                           20,626                        14,705
Administrative expenses                                                   3,323                         2,954
								     ----------			   ----------
Income/(loss) from operations                                            (4,512)                        4,256
								     -----------		   ----------
Other income (expenses):
     Interest expense                                                      (365)                         (731)
     Interest income                                                      1,365                            77
     Other, net                                                             220                           460
								     ----------			   ----------
          Total other income (expenses)                                   1,220                          (194)
								     ----------			   ----------
          Income/(loss) before income tax expense and
	  equity in net earnings/(loss) of BAESA                         (3,292)                        4,062
								     ----------			   ----------
Income tax expense                                                          691                           637
								     ----------			   ----------
     Income/(loss) before equity in net earnings/(loss) of
     BAESA								 (3,983)                        3,425
Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $2,763 and $(1,016) in 1996
     and 1995 respectively                                               (5,637)                        5,336
								     -----------		   ----------
     Net income/(loss)                                               $   (9,620)                        8,761
								     ===========		   ==========
Earnings per common share:
     Income/(loss) before equity in net earnings/(loss) of
     BAESA							     $    (0.19)                   $     0.19
								     ===========		   ==========
     Net income/(loss)                                               $    (0.45)                   $     0.49
								     ===========		   ==========
Weighted average number of shares outstanding                            21,500                        18,000
								     ==========			   ==========



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           6

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                            1996              		1995
								   --------------------	     ---------------------
Net Sales                                                            $        25,085    	$      24,745
Cost of Sales                                                                 16,141                   14,076
								     ---------------		-------------
   Gross profit                                                                8,944                   10,669

Selling and marketing expenses                                                10,754                    7,159
Administrative expenses                                                        1,725                    1,452
								     ---------------		-------------
Income/(loss) from operations                                                 (3,535)                   2,058
								     ----------------		-------------
Other income (expenses):
     Interest expense                                                           (211)                    (377)
     Interest income                                                             680                       45
     Other, net                                                                   91                      434
								     ---------------		-------------
          Total other income (expenses)                                          560                      102
          Income/(loss) before income tax expense and
	  equity in net earnings/(loss) of BAESA                              (2,975)                   2,160
Income tax expense                                                               425                      315
								     ---------------		-------------
     Income/(loss) before equity in net earnings/(loss) of
     BAESA								      (3,400)                   1,845
Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $1,485 and $(530) in 1996
     and 1995 respectively                                                    (3,014)                   2,784
								     ---------------		-------------
     Net income/(loss)                                               $        (6,414)           $       4,629
								     ================		=============
Earnings per common share:
     Income before equity in net earnings/(loss) of BAESA            $         (0.16)           $        0.10
								     ================		=============
     Net income/(loss)                                               $         (0.30)           $        0.26
								     ================		=============

Weighted average number of shares outstanding                                 21,500                   18,000
								     ===============		=============



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           7

PAGE

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                          (U.S. DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            1996                        1995
								      --------------		    -------------
   									   			         									------------		     ----------
Cash flows from operating activities:
 Net income/(loss)                                                      $ (9,620)                     $ 8,761
 Adjustments to reconcile net earnings/(loss) to net cash
 provided by (used in) operating activities:
   Gain on disposal of property, plant, and equipment                       (529)                        (455)
   Depreciation and amortization                                           2,525                        2,420
   Equity in net (earnings)/loss of BAESA                                  5,637                       (5,336)
   Changes in assets and liabilities:
      Accounts receivable                                                  2,337                         (546)
      Inventories                                                           (124)                         660
      Prepaid expenses and other current assets                           (3,014)                      (4,130)
      Accounts payable                                                     3,252                        4,421
      Other liabilities and accrued expenses                              (1,199)                       3,095
      Income taxes payable                                                   332                          400
      Other, net                                                            (883)                         206
									---------		      -------
   Net cash provided by (used in) operating activities                    (1,286)                       9,496
									---------		      -------

Cash flows from investing activities:
 Proceeds from the sale of property, plant and equipment                   1,175                          483
 Purchases of property, plant and equipment                              (13,802)                      (4,801)
 Increase in notes receivable - officers and employees                      (775)                           -
 Dividends received from affiliates                                        2,839                        2,839
									--------		      -------
   Net cash (used in) investing activities                               (10,563)                      (1,479)
									---------		      --------

Cash flows from financing activities:
 Proceeds from short term borrowings                                      21,185                          500
 Repayment of long-term debt                                                (775)                        (775)
 Repayment of capital lease obligations                                   (1,066)                      (1,296)
 Dividends paid                                                           (5,238)                      (4,696)
									---------		      --------
   Net cash provided by (used in) financing activities                    14,106                       (6,267)
									--------		      --------

Net increase in cash and cash equivalents                                  2,257                        1,750
Cash and cash equivalents at beginning of period                          46,091                        1,347
									--------		      -------
Cash and cash equivalents at the end of period                          $ 48,348                      $ 3,097
									========		      =======

Supplemental disclosures:
Cash paid for:
 Interest                                                               $    988                      $   731
 Income taxes                                                                186                          211


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

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on form 10-K for the fiscal year ended September
30,  1995.   In the opinion of the Company's management, the  unaudited consolidated interim financial statements reflect all adjustments, including those related to the restatement of the results of operations for the
second   quarter,   necessary  for  a  fair presentation.  For additional
information, please refer to page 12 of this Form 10-Q/A.   Operating results
for the six months and three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

(2)  INVENTORIES

     Inventories consist of the following:

                                                                  March 31,                  September 30,
								    1996                         1995
								-------------		    ----------------
       Raw materials                                           $ 1,546                       $ 1,247
       Finished goods                                            2,240                         2,048
       Other                                                       880                         1,247
							       -------			     -------
                                                               $ 4,666                       $ 4,542
							       =======			     =======

(3) PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                                  March 31,                  September 30,
								    1996			 1995
								-------------		    ----------------
       Land and improvements                                   $   1,159                      $    1,159
       Buildings and improvements                                  5,592                           5,592
       Machinery, equipment and vehicles                          36,511                          36,173
       Bottles, cases and shells                                   1,313                           1,585
       Furniture and fixtures                                      2,529                           1,833
       Construction in process                                    23,956                          12,224
							       ---------		      ----------
                                                                  71,060                          58,566
       Less accumulated depreciation and amortization            (23,949)                        (22,121)
							        ---------		      -----------
        Property, plant and equipment, net                      $ 47,111                      $   36,445
								========		      ==========

					   9

PAGE

     The Company capitalizes interest cost as a component of the cost of certain building and improvements, and machinery. The following is a summary of interest cost incurred:

                                                                                   	March 31,
                                	                                       1996                     1995
									-----------------	---------------------
	Interest cost capitalized                                         $   623                       $     -
	Interest cost charged to income                                       365                           731
									  -------			-------
                	                                                  $   988                       $   731
									  =======			=======

					   10

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

(5)  INCOME TAX

     Income tax expense for the six months ended March 31, 1996 and 1995 consisted of the following:


                                                                            March 31,
                                                                     1996                       1995
								---------------		-------------------
          Current                                                    $691                        $637
          Deferred                                                    -                           -
								  -----------		   --------------
          Income tax expense                                         $691                        $637
								===============		===================

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

					   11
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     This report on Form 10-Q/A is being filed to restate the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three and six-month periods ended March 31, 1996 which was filed on May 15, 1996. Subsequent to the filing of that report, the Company discovered accounting irregularities which resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of income from operations for both the three-month period ended December 31, 1995, and the three-month period ended March 31, 1996. A separate report on Form 10-Q/A amending the Company's report on Form 10-Q for the three-month period ended December 31, 1995 is being filed simultaneously with this report. As a result of the restatement contained in this report, the Company is reporting a loss from operations for the three months ended March 31, 1996 of $(3.5) million, rather than income from operations of $2.2 million which was reported in the originally filed report on Form 10-Q for its second fiscal quarter.

     After discovering the accounting irregularities, the Company's Board of Directors retained Rogers & Wells as independent counsel to conduct an investigation of the circumstances which resulted in the irregularities.
Rogers & Wells, working with the independent accounting firm of Price Waterhouse, which was retained to assist with the investigation, conducted a thorough investigation of these circumstances and has made its report to the Company's Board of Directors. Taking into consideration the findings of the investigation and in consultation with the Company's independent accountants regarding their materiality, the Company concluded that the irregularities did not have a material effect on any Company financial statements prior to the first and second quarters of fiscal 1996, and thus no restatements for any prior periods are required.

     The following discussion of the financial condition and results of operations of the Company and of BAESA should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company and of BAESA, and the Notes thereto, as of and for the six month periods ended March 31, 1995 and 1996 (the "1995 six month interim period" and the "1996 six month interim period," respectively) and as of and for the three month interim periods ended March 31, 1995 and 1996 (the "1995 three month interim period" and the "1996 three month interim period," respectively).


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

					   12
PAGE

THE COMPANY

     GENERAL

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                               Fiscal Year                    Six Months Interim        Three Months Interim
				    ---------------------------------	     --------------------	--------------------
                                     1993         1994          1995          1995          1996          1995        1996
				    ------	 ------	       ------	     ------	   ------	 ------	     ------
Net Sales                           100.0%       100.0%        100.0%        100.0%        100.0%        100.0%      100.0%
Cost of Sales                        59.8         58.2          59.4          58.5          64.3          56.9        64.3
Gross Profit                         40.2         41.8          40.6          41.5          35.7          43.1        35.7
Selling and Marketing                28.0         29.3          26.6          27.8          37.8          28.9        42.9
Expenses
Administrative Expenses              11.4         10.1           5.5           5.6           6.1           5.9         6.9
Intangibles and Fixed Asset            -           2.8            -             -             -             -           -
Write-offs
Income/(Loss) from Operations         0.8         (0.4)          8.5           8.1          (8.3)          8.3       (14.1)


      1996 SIX MONTH INTERIM PERIOD COMPARED TO 1995 SIX MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $1.7 million, or 3.2%, for the 1996 six month interim period from the 1995 six month interim period to $54.5 million. This increase was primarily the result of an 11.4% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 six month interim period as compared to the 1995 six month interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased during the 1996 six month interim period by approximately 7.2% as compared to the 1995 six month interim period.

      COST OF SALES. Cost of sales for the Company increased $4.2 million, or 13.5% for the 1996 six month interim period from the 1995 six month interim period to $35.0 million. This increase resulted primarily from the increase in sales volume and the increase in cost of certain raw materials, principally aluminum cans and resin for the production of plastic bottles and preforms.

      GROSS PROFIT. Gross profit for the Company decreased by $2.5 million to $19.4 million in the 1996 six month interim period from $21.9 million in the 1995 six month interim period. As a percentage of net sales, gross profit decreased to 35.7% in the 1996 six month interim period from 41.5% in the 1995 six month interim period due primarily to the higher discounts provided to customers, the lower net sales price and the higher cost of certain raw materials.

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

      Selling and marketing expenses for the Company increased $5.9 million, or 40.2%, to $20.6 million for the 1996 six month interim period from the 1995 six month interim period. This increase is the result of greater marketing activities during the 1996 six month interim period resulting primarily from a significant increase in competition, expenses associated with the launch of Teem, a lemon/lime soft drink, which was launched during October 1995 as well as other marketing activities undertaken to promote the Company's products.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.4 million or 12.5% for the 1996 six month interim period from the 1995 six month interim period to $3.3 million. As a percentage of net sales,

					   13
PAGE
administrative expenses increased to 6.1% in the 1996 six month interim period from 5.6% in the 1995 six month interim period.

      INCOME FROM OPERATIONS. Income/(loss) from operations for the Company decreased to ($4.5) million in the 1996 six month interim period, from $4.3 million in the 1995 six month interim period. The decrease is the result of a lower average net sales price, higher cost of sales from the increased sales volume and the increase in selling and marketing expenditures.

      INCOME TAX EXPENSE. Income tax expense for the Company increased by $0.1 million for the 1996 six month interim period to $0.7 million. The increase in taxable income during the 1996 six month interim period contributed to the increase in income tax expense.

      EQUITY IN NET EARNINGS/(LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(5.6) million during the 1996 six month interim period, compared to $5.3 million during the 1995 six month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period resulting from restructuring charges in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, and losses incurred in BAESA's Brazilian operations.

      NET INCOME/(LOSS). Net income (loss) for the 1996 six month interim period for the Company was $(9.6) million, compared to $8.8 million during the 1995 six month interim period. Net (loss) in the 1996 six month interim period primarily reflects equity in net loss of BAESA, net of income tax of $(5.6) million as compared to equity in net earnings of BAESA of $5.3 million in the 1995 six month interim period. In addition, net loss in the 1996 six month interim period reflects net loss before equity in net earnings (loss) of Baesa of $(4.0) million as compared to net income of $3.4 million during the 1995 interim period.

    1996 THREE MONTH INTERIM PERIOD COMPARED TO 1995 THREE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $0.3 million, or 1.4%, for the 1996 three month interim period from the 1995 three month interim period to $25.1 million. This increase was primarily the result of a 14.5% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 three month interim period as compared to the 1995 three month interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased by 11.5% during the 1996 three month interim period as compared to the 1995 three month interim period.

      COST OF SALES. Cost of sales for the Company increased $2.1 million, or 14.7% for the 1996 three month interim period from the 1995 three month interim period to $16.1 million. This increase resulted primarily from the increase in sales volume.

      GROSS PROFIT. Gross profit for the Company decreased by $1.7 million to $9.0 million in the 1996 three month interim period from $10.7 million in the 1995 three month interim period. As a percentage of net sales, gross profit decreased to 35.7% in the 1996 three month interim period from 43.1% in the 1995 three month interim period due primarily to the higher discounts provided to customers and the lower average net sales price.

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

					   14
PAGE

      Selling and marketing expenses for the Company increased $3.6 million, or 50.2%, to $10.7 million for the 1996 three month interim period from the 1995 three month interim period as a result of increased marketing activities undertaken during the period resulting from a significant increase in competition.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.3 million or 18.8% for the 1996 three month interim period from the 1995 three month interim period to $1.7 million primarily as a result of the additional expenses incurred by the Company in connection with its ongoing reporting requirements with the Commission and The New York Stock Exchange (the "Exchange") as a result of its listing on the Exchange. As a percentage of net sales, administrative expenses increased to 6.9% in the 1996 three month interim period from 5.9% in the 1995 three month interim period.

      INCOME FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(3.5) million in the 1996 three month interim period, from $2.1 million in the 1995 three month interim period. The decrease is the result of lower average net sales during the 1996 three month interim period, higher cost of sales from the increased sales volume and increased selling and marketing expenditures.

      INCOME TAX EXPENSE. Income tax expense for the Company increased by $0.1 million for the 1996 three month interim period to $0.4 million primarily resulting from higher taxable income earned during the 1996 three month interim period.

      EQUITY IN NET EARNINGS/(LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(3.0) million during the 1996 three month interim period, compared to $2.8 million during the 1995 three month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, and losses incurred in BAESA's Brazilian operations.

      NET INCOME/(LOSS). Net income (loss) for the 1996 three month interim period for the Company was $(6.4) million, compared to $4.6 million during the 1995 three month interim period. Net (loss) in the 1996 three month interim period primarily reflects equity in net loss of BAESA, net of income tax of $(3.0) million as compared to equity in net earnings of BAESA of $2.8 million in the 1995 three month interim period. In addition, net loss in the 1996 three month interim period reflects net loss before equity in net earnings
(loss) of Baesa of $(3.4) million as compared to net income of $1.8 million during the 1995 three month interim period.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1996, the Company had $48.3 million of cash and cash equivalents, of which $44 million represented proceeds from the Company's initial public offering of equity securities, and indebtedness for borrowed money, including short-term borrowings and capital lease obligations, of $33.9 million.

      Net cash provided by (used in) operating activities for the Company for the 1996 six month interim period was $(1.3) million compared to $9.5 million during the 1995 six month interim period. This decrease was mainly a result of the net loss of $(9.6) million incurred during the 1996 interim period compared to net income of $8.8 million earned during the 1995 six month interim period. As of March 31, 1996, the Company had $24.6 million in net operating loss carryforwards available to offset future Puerto Rican income taxes. The Company believes that net cash provided by operating activities for the Company will be sufficient to meet its operating requirements for the foreseeable future.

      Cash flows used in investing activities for the Company amounted to $(10.5) million during the 1996 six month interim period, as compared to $(1.5) million during the 1995 six month interim period. Purchases of property, plant and equipment, net amounted to $13.8 million during the 1996 six month interim period compared to $4.8 million during the 1995 six month interim period. Dividends received from BAESA amounted to $2.8 million for the six month interim periods 1996 and 1995.

					   15
PAGE

      Cash flows provided by (used in) financing activities for the Company during the 1996 six month interim period was $14.1 million compared to $(6.3) million during the 1995 six month interim period. The significant financing activities for the Company in the 1996 six month interim period were the payments of dividends and the issuance of notes payable of $21.2 million offset by the repayment of debt of $1.8 million. The significant financing activities in the 1995 six month interim period for the Company included the payment of dividends and the repayment of debt. The Company paid $5.2 million and $4.7 million in the 1996 and 1995 six month interim periods, respectively, in dividends.

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

      Pursuant to the Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Company's bottling plant in Toa Baja, Puerto Rico (the "Toa Baja Plant") and the Company's plant in Rio Piedras, Puerto Rico (the "Rio Piedras Plant") are located.

      The Company's franchise arrangements with PepsiCo require it not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10. The Company is currently in compliance with these covenants.

      Capital expenditures for the Company totaled $13.8 million in the 1996 six month interim period and $4.8 million in the 1995 six month interim period. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company expects to make approximately $6.0 million in additional capital expenditures during the fiscal year 1996 for the completion of the construction of the Toa Baja Plant.

					   16
PAGE

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

					   17
PAGE

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

Signatures                                            Title                                       Date
----------					      -----					  ----


/S/ RAFAEL NIN                                  Chief Executive Officer                      October 7, 1996
-------------------------------------------
Rafael Nin


/S/ DAVID L. VIRGINIA                           Chief Financial Officer and Chief            October 7, 1996
-------------------------------------------
David L. Virginia                               Accounting Officer

					   18
PAGE