Form 10-Q
period 1996-06-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-10-08
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)
<checked-box> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                  or
<square>      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM __________ TO __________

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





      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. <square> Yes <checked-box> No

      As  of  August  12, 1996, there were 21,500,000 shares  of  Common  Stock
issued and outstanding.   This  amount  includes  5,000,000  shares  of Class A
Common Stock and 16,500,000 shares of Class B Common Stock.






PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE NUMBER
PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
     Condensed Consolidated Balance Sheets (unaudited) at June 30, 1996 and September
       30, 1995                                                                                        3
     Condensed Consolidated Statements of Operations (unaudited) for the Nine Months
       Ended June 30, 1996 and 1995                                                                    5
     Condensed Consolidated Statements of Operations (unaudited) for the Three Months
       Ended June 30, 1996 and 1995                                                                    6
     Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months
       Ended June 30, 1996 and 1995                                                                    7
     Notes to Condensed Consolidated Financial Statements (unaudited)                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                                   14

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                                            20



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           2

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)


                                                                           June 30,                   September 30,
                                                                             1996                         1995
                                                                         ------------                 -------------
                                                                         (unaudited)
                              ASSETS
Cash and cash equivalents                                                $   47,781                    $   46,091
Accounts receivable:
  Trade, less allowance for doubtful accounts of $934 at
       June 30, 1996 and $1,458 at September 30, 1995                        17,096                        16,086
  Due from PepsiCo, Inc. and affiliated companies                             3,328                         2,913
  Other                                                                       2,178                           341
Inventories                                                                   3,768                         4,542
Prepaid expenses and other current assets                                     2,882                         2,516
                                                                         ----------                    ----------
          Total current assets                                               77,033                        72,489
Investment in Buenos Aires Embotelladora S.A. (BAESA)                        19,617                        74,128
Property, plant and equipment, net                                           51,303                        36,445
Intangible assets, net                                                        1,458                         2,163
Other assets                                                                    123                           441
                                                                         ----------                    ----------
          Total assets                                                   $  149,534                    $  185,666
                                                                         ==========                    ==========



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           3

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       June 30,                    September 30,
                                                                         1996                          1995
                                                                     -----------                   -------------
                                                                     (unaudited)
Liabilities:
Current installments of long-term debt                               $    1,550                    $    1,550
Current installments of capital lease obligations                           228                         1,204
Short term borrowings                                                    35,916                         4,600
Accounts payable:
  Trade                                                                  17,612                        12,536
  Affiliate                                                               2,173                         1,181
Income taxes payable                                                        866                           123
Deferred income taxes                                                         -                           530
Other accrued expenses                                                    9,817                         6,477
                                                                      ----------                    ----------
    Total current liabilities                                            68,162                        28,201
Long-term debt, excluding current installments                            5,202                         6,365
Capital lease obligations, excluding current installments                   675                           848
Accrued pension cost, long-term                                           2,871                         2,871
Deferred income taxes                                                     5,278                        18,732
                                                                      ----------                   ----------
    Total liabilities                                                    82,188                        57,017
                                                                      ----------                   ----------
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,
  issued and outstanding 5,000,000 shares                                    50                            50
Class B common shares, $0.01 par value; authorized
  35,000,000 shares; issued and outstanding 16,500,000 shares               165                           165
Additional paid-in capital                                               90,738                        90,738
Retained earnings (deficit)                                             (21,382)                       39,472
Cumulative translation adjustment                                          (681)                         (232)
Pension liability adjustment                                             (1,544)                       (1,544)
                                                                      ----------                   ----------
          Total shareholders' equity                                     67,346                       128,649
                                                                      ----------                   ----------
          Total liabilities and shareholders' equity                 $  149,534                    $  185,666
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


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           4

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                    Nine Months Ended June 30,

                                                                                  1996                    1995
                                                                              -------------          -------------
Net Sales                                                                     $    79,117            $   83,634
Cost of Sales                                                                      54,980                49,990
                                                                              ------------           -------------
   Gross profit                                                                    24,137                33,644

Selling and marketing expenses                                                     32,246                22,826
Administrative expenses                                                             6,065                 4,738
Restructuring charges                                                               3,785                     -
                                                                              ------------           -------------
Income (loss) from operations                                                     (17,959)                6,080
                                                                              ------------           -------------
Other income (expenses):
     Interest expense                                                                (876)                 (808)
     Interest income                                                                1,889                   158
     Other, net                                                                      (230)                  518
                                                                              ------------           -------------
          Total other income (expenses)                                               783                  (132)
                                                                              ------------           -------------
          Income (loss) before income tax expense and
equity in net earnings/(loss) of BAESA                                            (17,176)                5,948
Income tax expense                                                                    601                   134
                                                                              ------------           -------------
     Income (loss) before equity in net earnings/(loss) of BAESA                  (17,777)                5,814
                                                                              ============           =============
Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $13,454 and $(962) in 1996
     and 1995 respectively                                                        (37,769)                5,362
                                                                              -------------          -------------
     Net income/(loss)                                                       $    (55,546)               11,176
                                                                              =============          =============
Earnings per common share:
     Income before equity in net earnings/(loss) of BAESA                    $      (0.83)        $        0.32
                                                                              =============          =============
     Net income/(loss)                                                       $      (2.58)        $        0.62
                                                                              =============          =============
Weighted average number of shares outstanding (in thousands)                       21,500                18,000
                                                                              =============          =============



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           5

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 Three Months Ended June 30,

                                                                                1996                    1995
                                                                             -----------            ------------
Net Sales                                                                    $   24,615             $    30,832
Cost of Sales                                                                    19,915                  19,103
                                                                             -----------            -----------
   Gross profit                                                                   4,700                  11,729

Selling and marketing expenses                                                   11,620                   8,121
Administrative expenses                                                           2,742                   1,784
Restructuring charges                                                             3,785                       -
                                                                             -----------            -----------
Income (loss) from operations                                                   (13,447)                  1,824
                                                                             -----------            -----------
Other income (expenses):
     Interest expense                                                              (511)                    (77)
     Interest income                                                                524                      81
     Other, net                                                                    (450)                     58
                                                                             -----------            -----------
          Total other income (expenses)                                            (437)                     62
                                                                             -----------            -----------
          Income (loss) before income tax expense and
          equity in net earnings/(loss) of BAESA                                (13,884)                  1,886
Income tax benefit                                                                   90                     503
                                                                             -----------            -----------
     Income (loss) before equity in net earnings/(loss) of BAESA                (13,794)                  2,389

Equity in net earnings/(loss) of BAESA, net of income tax
     benefit/(expense) of $10,691 and $(54) in 1996
     and 1995 respectively                                                      (32,132)                     26
                                                                             -----------            -----------
     Net income/(loss)                                                       $  (45,926)             $    2,415
                                                                             ============            ===========
Earnings per common share:
     Income before equity in net earnings/(loss) of BAESA                    $    (0.64)             $     0.13
                                                                             ============            ===========
     Net income/(loss)                                                       $    (2.14)             $     0.13
                                                                             ============            ===========
Weighted average number of shares outstanding (in thousands)                     21,500                  18,000
                                                                             ============            ===========



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
                                           6

PAGE

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                          (U.S. DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                             1996                              1995

                                                                         ------------                     -----------
Cash flows from operating activities:
 Net income/(loss)                                                        $ (55,546)                      $  11,176
 Adjustments to reconcile net earnings/(loss) to net cash
provided by (used in) operating activities:
   (Gain)/Loss on disposal of property, plant, and equipment                    510                            (455)
   Intangible write-off                                                         647
   Depreciation and amortization                                              3,951                           3,378
   Equity in net (earnings)/loss of BAESA                                    37,769                          (5,362)
   Changes in assets and liabilities:
      Accounts receivable                                                    (3,262)                         (3,897)
      Inventories                                                               774                           1,218
      Prepaid expenses and other current assets                                (366)                         (1,668)
      Accounts payable                                                        6,068                           1,258
      Other liabilities and accrued expenses                                  2,810                           4,519
      Income taxes payable                                                      743                             466
      Other, net                                                                308                            (694)
                                                                          ----------                      ----------
   Net cash provided by (used in) operating activities                       (5,594)                          9,939

Cash flows from investing activities:
 Proceeds from the sale of property, plant and equipment                      1,280                             483
 Purchases of property, plant and equipment                                 (20,531)                         (4,497)
 Dividends received from affiliates                                           2,839                           2,839
                                                                          ----------                      ----------
   Net cash (used in) investing activities                                  (16,412)                         (1,175)

Cash flows from financing activities:
 Proceeds from short term borrowings                                         48,316                          17,600
 Repayment of short-term borrowings                                         (17,000)                        (17,250)
 Repayment of long-term debt                                                 (1,163)                         (1,162)
 Repayment of capital lease obligations                                      (1,149)                         (1,961)
 Dividends paid                                                              (5,308)                         (4,826)
                                                                          ----------                      ----------
   Net cash provided by (used in) financing activities                       23,696                          (7,599)

Net increase in cash and cash equivalents                                     1,690                           1,165
Cash and cash equivalents at beginning of period                             46,091                           1,347
                                                                          ----------                      ----------
Cash and cash equivalents at the end of period                            $  47,781                       $   2,512
                                                                          ==========                      ==========
Supplemental disclosures:
Cash paid for:
 Interest                                                                    $1,769                       $   1,066
 Income taxes                                                                   186                             211


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

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company's management, the unaudited consolidated interim financial statements reflect all adjustments necessary for a fair presentation, including recognition of certain charges, including marketing and other expenses and the write-off of pre-paid tax and intangible items carried over from prior periods. Operating results for the nine months and three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

(2)  INVENTORIES

     Inventories consist of the following:

                                                               June 30,       September 30,
                                                                 1996             1995
                                                               -------        -------------

Raw materials                                                  $ 1,365          $ 1,247
Finished goods                                                   1,823            2,048
Other                                                              580            1,247
                                                               -------          -------
                                                               $ 3,768          $ 4,542
                                                               =======          =======

(3)  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              June 30,       September 30,
                                                                1996             1995

                                                             ----------      -------------
Land and improvements                                           $ 8,061         $ 1,159
Buildings and improvements                                       16,060           5,592
Machinery, equipment and vehicles                                45,033          36,173
Bottles, cases and shells                                         1,479           1,585
Furniture and fixtures                                            1,941           1,833
Construction in process                                             167          12,224
                                                               --------        --------
                                                                 72,741          58,566
Less accumulated depreciation and amortization                  (21,438)        (22,121)
                                                               --------        --------
 Property, plant and equipment, net                            $ 51,303        $ 36,445
                                                               ========        ========

PAGE

     The Company capitalizes interest cost as a component of the cost of certain building and improvements, and machinery. The following is a summary of interest cost incurred:

                                                                       June 30,
                                                                 1996              1995

                                                               --------         ---------
Interest cost capitalized                                      $    893         $    258
Interest cost charged to income                                     876              808
                                                               --------         ---------
                                                               $  1,769         $  1,066
                                                               ========         =========


(4)  ACCOUNTING FOR LONG LIVED ASSETS

     During the period ended June 30, 1996 the Company adopted the provisions of FASB 121 - Accounting for Long Lived Assets. The application of this accounting pronouncement resulted in the write down of long lived assets in the amount of $1,400.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(5)  SHAREHOLDERS' EQUITY

     The Company declared and paid cash dividends of $5,308 during the nine months ended June 30, 1996 and $4,826 during the nine months ended June 30, 1995.

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

(6)  INCOME TAX

     Income tax expense for the nine months ended June 30, 1996 and 1995 consisted of the following:


                                                                 June 30,

                                                         1996               1995
                                                     --------           ---------

        Current                                        $  601              $  134
        Deferred                                            -                   -
                                                      --------           ---------
          Income tax expense                           $   601             $  134
                                                      ========           =========

     Deferred income tax benefit / (expense) of $13,454 and $(962) for the nine month period ended June 30, 1996 and 1995, respectively, have been provided in connection with the Company's equity in net earnings / (loss) of BAESA.

(7)  RELATED PARTY TRANSACTIONS

     The Company paid approximately $1,682 and $1,917 during the nine months ended June 30, 1996 and 1995, respectively, for advertising fees to a firm controlled by a shareholder of the Company.

     The Company paid approximately $232 and $414 during the nine months ended June 30, 1996 and 1995, respectively, for consulting fees to a shareholder and director of BAESA.

     The Company paid approximately $151 during the nine months ended June 30, 1996 for construction management services to a shareholder and director of the Company.



                              10
PAGE

(8)  RESTRUCTURING CHARGES

     The Company's results of operations for the nine months ended June 30, 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $3.8 million. These charges were comprised of the following: (1) a $0.5 million expense incurred in connection with the accelerated transition of management control of BAESA to PepsiCo., effective July 1, 1996, (2) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the old plant, which is now for sale, (3) $1.4 million in pension asset write-offs and costs associated with employee termination and (4) $0.5 million in expenses associated with conducting the Company's study of expansion opportunities within Western Europe.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9)  INVESTMENT IN BAESA

     The following condensed unaudited financial information relating to BAESA as of June 30, 1996 and 1995, and for the nine months then ended and audited balance sheet financial information as of September 30, 1995 is as follows (in thousands of U.S. dollars) has been provided to the Company by BAESA for inclusion in this report and the Company makes no representation as to the accuracy or completeness of such information. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.



                                                                   June 30,                     September 30,
                                                                    1996                            1995
                                                                 (unaudited)                      (audited)
                                                                 ===========                    =============

                    ASSETS
Cash and cash equivalents                                       $    45,241                     $    57,617
Accounts receivable, net                                             63,580                         105,478
Inventories                                                          36,644                          56,349
Other current assets                                                 19,466                          25,933
                                                                -----------                     -----------
     Total current assets                                           164,931                         245,377

Property, plant and equipment, net                                  663,370                         655,414
Intangible assets, net                                               87,354                          88,017
Investment in joint venture                                         107,316                         107,385
Deferred income tax, net                                                  -                          10,530
Other assets                                                         12,296                          21,201
                                                                -----------                     -----------
         Total assets                                           $ 1,035,267                     $ 1,127,924
                                                                ===========                     ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current installments of long-term debt                          $   287,371                     $    48,457
Bank loans and overdrafts                                           359,927                         182,672
Accounts payable, income taxes payable, and accrued expenses        151,303                         114,950
                                                                -----------                     -----------
     Total current liabilities                                      789,601                         346,079

Long-term debt, excluding current installments                       98,247                         323,737
Deferred income taxes                                                 7,568                           7,625
Other long-term liabilities                                          11,176                          10,715
                                                                -----------                     -----------
         Total liabilities                                          915,592                         688,156

Total shareholders' equity                                          119,675                         439,768
                                                                -----------                     -----------
Total liabilities and shareholders' equity                      $ 1,035,267                     $ 1,127,924
                                                                ===========                     ===========

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                      NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                          June 30,                               June 30,
                                                ------------------------------        -----------------------------

        RESULTS OF OPERATIONS                      1996               1995                 1996              1995
                                                (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
                                                -----------        -----------         -----------       -----------
Net sales                                       $  545,564          $ 506,238           $ 118,093         $ 139,653
Cost and expenses:
 Cost of sales                                    (341,524)          (261,739)           (105,386)          (77,462)
 Selling and marketing expenses                   (262,178)          (117,776)           (119,361)          (37,736)
 Administrative expenses                          (146,569)           (71,984)            (87,298)          (25,112)
 Restructuring charges                             (21,071)                 -              (9,531)                -
                                                -----------         ----------          ----------        ----------
                                                  (771,342)          (451,499)           (321,576)         (140,310)
                                                -----------         ----------          ----------        ----------
   Income / (loss) from operations                (225,778)            54,739            (203,483)             (657)

Other expenses, net                                (65,095)           (15,382)            (24,587)           (6,360)
                                                -----------         ----------          ----------        ----------
  Income / (loss) before income tax (expense) /
  benefit and equity in earnings of affiliated
  company                                         (290,873)            39,357            (228,070)           (7,017)
Income tax (expense) / benefit                     (14,560)            (3,741)            (23,554)            6,406
                                                -----------         ----------          ----------        ----------

Income / (loss) before equity in earnings of
 affiliated company                               (305,433)            35,616             (251,624)            (611)
Equity in earnings of affiliated company             4,653              3,783                  223              809
                                                -----------         ----------          ----------        ----------
   Net income / (loss)                          $ (300,780)         $  39,399           $ (251,401)       $     198
                                                ===========         ==========          ==========        ==========

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company and the Notes thereto, as of and for the nine month periods ended June 30, 1995 and 1996 (the "1995 nine month interim period" and the "1996 nine month interim period," respectively) and as of and for the three month interim periods ended June 30, 1995 and 1996 (the "1995 three month interim period" and the "1996 three month interim period," respectively).


     PRESENTATION OF FINANCIAL INFORMATION

     In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA. See Item 5 "Other Information." The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA.

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




                              14
PAGE

THE COMPANY

     GENERAL

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                    Fiscal Year                   Nine Months              Three Months
                                                                                    Interim                   Interim
                                        --------------------------------        -----------------       -------------------


                                          1993         1994        1995          1995       1996          1995        1996
                                        --------     --------    -------        ------     ------       -------     -------
Net Sales                                100.0%       100.0%      100.0%        100.0%     100.0%        100.0%      100.0%
Cost of Sales                             59.8         58.2        59.4          59.8       69.5          61.9        80.9
Gross Profit                              40.2         41.8        40.6          40.2       30.5          38.1        19.1
Selling and Marketing Expenses            28.0         29.3        26.6          27.3       40.8          26.3        47.2
Administrative Expenses                   11.4         10.1         5.5           5.7        7.6           5.8        11.1
Intangibles and Fixed Asset Write-offs      -           2.8          -             -          -             -           -
Restructuring Charges                       -             -          -             -         4.8            -         15.4
Income (Loss) from Operations              0.8         (0.4)        8.5           7.2      (22.7)          6.0       (54.6)


      1996 NINE MONTH INTERIM PERIOD COMPARED TO 1995 NINE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company decreased $4.5 million, or 5.4%, for the 1996 nine month interim period from the 1995 nine month interim period to $79.1 million. This decrease was primarily the result of the significant increase in discounts provided to customers partially offset by a 6.3% increase in sales volume in the 1996 nine month interim period as compared to the 1995 nine month interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased during the 1996 nine month interim period by approximately 10.9% as compared to the 1995 nine month interim period.

      COST OF SALES. Cost of sales for the Company increased $5.0 million, or 10.0% for the 1996 nine month interim period from the 1995 nine month interim period to $55.0 million. This increase resulted primarily from the increase in sales volume, the increase in the costs of certain raw materials, and the costs associated with the move to the new manufacturing facility in Toa Baja.

      GROSS PROFIT. Gross profit for the Company decreased by $9.5 million to $24.1 million in the 1996 nine month interim period from $33.6 million in the 1995 nine month interim period. As a percentage of net sales, gross profit decreased to 30.5% in the 1996 nine month interim period from 40.2% in the 1995 nine month interim period due primarily to the higher discounts provided to customers and the lower average net sales price.

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

      Selling and marketing expenses for the Company increased $9.4 million, or 41.3%, to $32.2 million for the 1996 nine month interim period from the 1995 nine month interim period. This increase is the result of greater marketing activities during the 1996 nine month interim period resulting primarily from a significant increase in competition, expenses associated with the launch of Teem, a lemon/lime soft drink, which was launched during October 1995, as well as additional marketing activities undertaken to promote the Company's products. The increase also resulted from an expensing in the 1996 interim period of certain prepaid marketing and expense items carried over from prior periods.

                              15
PAGE

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $1.3 million or 28.0% for the 1996 nine month interim period from the 1995 nine month interim period to $6.0 million primarily as a result of increased professional services provided to the Company. As a percentage of net sales, administrative expenses increased to 7.6% in the 1996 nine month interim period from 5.7% in the 1995 nine month interim period.

      RESTRUCTURING CHARGES. The Company's results of operations for the nine months ended June 30, 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $3.8 million. These charges were comprised of the following: (1) a $0.5 million expense incurred in connection with the accelerated transition of management control of BAESA to PepsiCo., effective July 1, 1996, (2) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the Company's old bottling plant, which is now for sale, (3) $1.4 million in pension asset write-offs and costs associated with employee termination and (4) $0.5 million in expenses associated with conducting the Company's study of expansion opportunities within Western Europe.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(18.0) million in the 1996 nine month interim period, from $6.1 million in the 1995 nine month interim period. The decrease is the result of lower average net sales, the increased discounts offered to customers, the significant increase in selling and marketing expenditures, the restructuring charges recognized during the 1996 nine month interim period of $3.8 million and the recognition of certain charges including marketing and other expenses and the write-off of prepaid tax carried over from prior periods.

      INCOME TAX EXPENSE. Income tax expense for the Company increased by $0.5 million for the 1996 nine month interim period to $0.6 million. This increase is due primarily to interest earnings on proceeds on deposit from the Company's September 1995 initial public offering.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(37.8) million during the 1996 nine month interim period, compared to $5.4 million during the 1995 nine month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period resulting from restructuring charges in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, losses incurred in BAESA's Brazilian operations and substantial write-offs and other charges.

      NET INCOME (LOSS). Net income (loss) for the 1996 nine month interim period for the Company was $(55.5) million, compared to $11.2 million during the 1995 nine month interim period. Net (loss) in the 1996 nine month interim period primarily reflects loss before equity in net earnings (loss) of BAESA of $(17.8) million and equity in net loss of BAESA, net of income tax of $(37.8) million, as compared to income before equity in net earnings of BAESA of $5.8 million and equity in net earnings of BAESA of $5.4 million in the 1995 nine month interim period.

    1996 THREE MONTH INTERIM PERIOD COMPARED TO 1995 THREE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company decreased $6.2 million, or 20.2%, for the 1996 three month interim period from the 1995 three month interim period to $24.6 million. This decrease was primarily the result of an increase in discounts provided to customers and a decrease in sales volume of 3% in the 1996 three month interim period as compared to the 1995 three month interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased by 17.5% during the 1996 three month interim period as compared to the 1995 three month interim period.

      COST OF SALES. Cost of sales for the Company increased $0.8 million, or 4.2% for the 1996 three month interim period from the 1995 three month interim period to $19.9 million. This increase resulted primarily from the increase in the cost of certain raw materials and costs associated with the move to the new manufacturing facility in Toa Baja.

      GROSS PROFIT. Gross profit for the Company decreased to $4.7 million in the 1996 three month interim period from $11.7 million in the 1995 three month

PAGE
interim period. As a percentage of net sales, gross profit decreased to 19.1% in the 1996 three month interim period from 38.1% in the 1995 three month interim period due primarily to the higher discounts provided to customers and the lower average net sales price.

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

      Selling and marketing expenses for the Company increased $3.5 million, or 43.1%, to $11.6 million for the 1996 three month interim period from the 1995 three month interim period. This increase resulted from the increase in marketing activities undertaken to promote the Company's products during the 1996 three month interim period resulting primarily from a significant increase in competition. The increase also resulted from the expensing in the 1996 interim period certain prepaid marketing and expense items carried over from prior periods.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $1.0 million or 53.7% for the 1996 three month interim period from the 1995 three month interim period to $2.7 million primarily as a result of the increased professional services provided to the Company. As a percentage of net sales, administrative expenses increased to 11.1% in the 1996 three month interim period from 5.8% in the 1995 three month interim period.

      RESTRUCTURING CHARGES. The Company's results of operations for the three months ended June 30, 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $3.8 million. These charges were comprised of the following: (1) a $0.5 million expense incurred in connection with the accelerated transition of management control of BAESA to PepsiCo., effective July 1, 1996, (2) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the old plant, which is now for sale,
(3) $1.4 million in pension asset write-offs and costs associated with employee termination and (4) $0.5 million in expenses associated with conducting the Company's study of expansion opportunities within Western Europe.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(13.4) million in the 1996 three month interim period, from $1.8 million in the 1995 three month interim period. The decrease is the result of lower net sales during the 1996 three month interim period, the increased discounts offered to customers, the increased selling and marketing expenditures, the increase in administrative expenses, and the restructuring charges recognized during the 1996 three month interim period and the recognition of certain charges including marketing and other expenses and the write-off of prepaid tax carried over from prior periods.

      INCOME TAX BENEFIT. Income tax benefit for the Company decreased by $0.4 million for the 1996 three month interim period to $0.1 million primarily resulting from lower taxable income earned during the 1996 three month interim period.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA, NET OF INCOME TAX. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(32.1) million during the 1996 three month interim period, compared to $0.03 million during the 1995 three month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period in connection with continued depressed economic conditions in Argentina, lower sales volume levels in Argentina resulting from such economic conditions, losses incurred in BAESA's Brazilian operations and substantial write-offs and other charges.

      NET INCOME (LOSS). Net income (loss) for the 1996 three month interim period for the Company was $(45.9) million, compared to $2.4 million during the 1995 three month interim period. Net (loss) in the 1996 three month interim period primarily reflects loss before equity in net loss of BAESA of $(13.8) million and the equity in net loss of BAESA, net of income tax, of $(32.1) million as compared to income before equity in net earnings of BAESA of $2.4 million and equity in net earnings of BAESA of $0.03 million in the 1995 three month interim period.

PAGE

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1996, the Company had $47.8 million of cash and cash equivalents, of which $43.0 million represented proceeds from the Company's initial public offering of equity securities, and the balance indebtedness for borrowed money.

      The  Company  has  announced  that  its  current  priority  is to restore profitability with respect to its Puerto Rican operations. The Company's management is formulating a plan of immediate action to reduce expenditures and improve operating efficiencies. In that connection, the Company has made a decision not to proceed further with a possible expansion in Western Europe, and has determined to set aside its other expansion plans temporarily while efforts are taken to restore profitability. Also, the Company has used approximately $13 million of the approximately $43 million in cash set aside from its September 1995 initial public offering to support these efforts through the repayment of indebtedness and by additions to the Company's working capital. In addition, the Company currently is negotiating the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets. Banco Popular de Puerto Rico, holder of the debt, is assisting the Company with this effort.

      Net cash provided by (used in) operating activities for the Company for the 1996 nine month interim period was $(5.6) million compared to $9.9 million during the 1995 nine month interim period. This decrease was mainly a result of the net loss of $(55.5) million incurred during the 1996 interim period compared to net income of $11.2 million earned during the 1995 nine month interim period. As of June 30, 1996, the Company had $46.5 million in net operating loss carryforwards available to offset future Puerto Rican income taxes. The Company believes that its strong cash position is adequate to meet its operating requirements for the foreseeable future.

      Cash flows used in investing activities for the Company amounted to $(16.4) million during the 1996 nine month interim period, as compared to $(1.2) million during the 1995 nine month interim period. Purchases of property, plant and equipment, net amounted to $(20.5) million during the 1996 nine month interim period compared to $(4.5) million during the 1995 nine month interim period. Dividends received from BAESA amounted to $2.8 million for the nine month interim periods 1996 and 1995.

      Cash flows provided by (used in) financing activities for the Company during the 1996 nine month interim period was $23.7 million compared to $(7.6) million during the 1995 nine month interim period. The significant financing activities for the Company in the 1996 nine month interim period were the payment of dividends and the issuance of notes payable of $48.3 million offset by the repayment of debt of $19.3 million. The significant financing activities in the 1995 nine month interim period for the Company included the payment of dividends and the repayment of debt. The Company paid $5.3 million and $4.8 million in the 1996 and 1995 nine month interim periods, respectively, in dividends. In the future, the payment of dividends will be in part dependent on the receipt of dividends from BAESA and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular.

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company may borrow under revolving loans to $10.0 million. As of June 30, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $6.8 million and non-revolving loans in an aggregate principal amount of $15.0 million. These loans mature on March 30, 1997, September 10, 2000 and November 10, 1996, respectively, and bear interest at a floating rate of 2% over and above the cost to Banco Popular of "936 Funds" (as defined below) (the "936 Rate"). At June 30, 1996, the 936 Rate was 5.1%.

      The weighted average interest rate on such borrowings was 7.1% in the first nine months of the fiscal year 1996. "936 Funds" are defined in the Credit Agreement as deposits in U.S. dollars in immediately available funds by
Section 936 Corporations on the first day of the relevant funding period for a period equal to such funding period and in an amount equal or comparable to the principal amount of the relevant loan. The Company is required to make monthly

PAGE
payments of principal in the amount of $128,205 with respect to the outstanding term loans. The Company may prepay certain of the loans subject to the terms and conditions of the Credit Agreement.

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

      As a result of the Company initially providing to Banco Popular incorrect financial statements for the first and second quarters ended December 31, 1995 and March 31, 1996 and certain other circumstances, the Company was in technical default of the terms of the Credit Agreement. The Company has, however, received from Banco Popular a written waiver of such default. The Company believes that it is currently in full compliance with the terms of the Credit Agreement.

      Pursuant to the Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Company's bottling plant in Toa Baja, Puerto Rico (the "Toa Baja Plant") and the Company's plant in R<i'>o Piedras, Puerto Rico (the "R<i'>o Piedras Plant").

      The Company's franchise arrangements with PepsiCo require it not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10. The Company is currently in compliance with these covenants.

      Capital expenditures for the Company totaled $20.5 million in the 1996 nine month interim period and $4.5 million in the 1995 nine month interim period. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company expects to make approximately $3.0 million in additional capital expenditures during the fiscal year 1996 for the completion of the construction of the Toa Baja Plant.



                                       19
PAGE

PART II - OTHER INFORMATION
ITEM 5.  OTHER INFORMATION

      The Company recently discovered accounting irregularities that have required it to restate its financial results for the first and second quarters ended December 31, 1995 and March 31, 1996. These irregularities resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of operating income. This restatement resulted in an operating loss in both quarters.

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

      In addition, in consultation with its auditors and with Price Waterhouse, which assisted with the independent counsel investigation into the accounting irregularities, the Company has taken definitive steps to insure that internal management controls will prevent future accounting irregularities.

      The Company has  been  named  as  a  defendant  in  several  class action shareholder lawsuits alleging violations of federal securities laws in connection with disclosures in its previous financial statements (now restated) for the first and second quarters of fiscal 1996, and contained in other Company disclosure documents. At least two of these lawsuits also allege that the financial statements issued in connection with the Company's September 1995 public offering also misrepresented or omitted to disclose material information. The Company has referred these lawsuits to legal counsel for appropriate action, and the Company intends to defend them vigorously.

      Additionally, in connection with its goal of restoring the profitability of its Puerto Rican bottling operations, the Company has reorganized its senior management and Board of Directors. On June 11, 1996, Rafael Nin, one of the founding shareholders and a member of the Board of Directors of the Company replaced Charles H. Beach as the Company's President and Chief Executive Officer. Effective August 8, 1996, Charles Beach, the Chairman of the Board of Directors, and Michael Gerrits, who together are the controlling shareholders of the Company, resigned as Board members. The Company further restructured its Board of Directors under the leadership of a new Chairman John W. Beck. Beck is the retired chairman and chief executive officer of First National Bank, Orlando/Winter Park, Florida and has been a Director of the Company since 1987. The Board also appointed Richard Reiss, a certified public accountant and well known business consultant in Puerto Rico, to chair the Audit Committee.

      In connection with his continued service as President and Chief Executive Officer, Mr. Nin requested, and was granted by the Company's controlling stockholders, a ten-year voting trust agreement which entitles him to vote, but not own, 5 million Class A shares, a controlling interest in the Company. Mr. Nin was granted a two-year option at $1 per share on these controlling shares, to be exercised for the exclusive benefit of the Company. At his request, this option may not be exercised for his own benefit. All remaining 9.5 million founding shareholder shares, not subject to the option, will be free from shareholder agreement trading restrictions after September 28, 1998. A prior option to purchase a substantial interest in the Company, previously reported as granted to Nin upon his appointment as chief executive officer, was never formalized, and has been withdrawn by mutual agreement.

      The Company does not expect to return to profitability during the fourth quarter primarily because of continuing pricing pressures in the Puerto Rican soft drink market, production and volume interruptions and start-up costs associated with the opening of the Toa Baja plant and expected losses by BAESA in its fourth quarter results.

      In connection with efforts being made to improve the profitability of BAESA, in which the Company owns approximately a 17% interest, the transfer of voting control from the Essential Shareholders to PepsiCo (Phase II of the


                                       20
PAGE
current agreement with PepsiCo relating to BAESA voting control) occurred on July 1, 1996. As a result of this change, the Company's investment in BAESA most likely will cause the Company to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In order to avoid being required to register as an investment company, which the Company believes would impose burdensome restrictions on its future operations, the Company's Board of Directors has expressed its intention to take steps as soon as is reasonably possible which are intended to result in the Company not being required to register as an investment company.

      In connection with the transition to Phase II, BAESA agreed to use its best efforts in the future, at the request of the Company, but without expense or liability (tax or otherwise) to BAESA, to assist the Company in effecting transactions which the Company considers necessary or advisable in order to avoid the requirement that it register as an investment company. There can be no assurances, however, that the Company will be successful in finding a way to avoid registration, or that if the Company is ultimately required to register, it will not adversely effect the Company's future business operations. In addition, PepsiCo has pledged support to work together with the Company to advance its outstanding products in Puerto Rico and any place both parties find mutually beneficial.



                              21
PAGE

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

              Signatures                                  Title                                  Date
              ----------                                  -----                                  ----


/S/ RAFAEL NIN                                  Chief Executive Officer                     October 7, 1996
-------------------------------------------
Rafael Nin


/S/ DAVID L. VIRGINIA                           Chief Financial Officer and Chief           October 7, 1996
--------------------------------------------
David L. Virginia                               Accounting Officer