Form 10-Q/A
period 1996-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-12-23
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A

                        Amendment No. 2


(Mark One)
/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1996
                                  or
/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

      As  of May 13, 1996, there were 21,500,000 shares of Common
Stock  issued  and  outstanding.  This amount includes  5,000,000 shares  of Class A Common Stock and 16,500,000 shares of Class  B
Common Stock.



           This Report on Form 10-Q/A is being filed to amend and restate in its entirety the quarterly report on Form 10-Q for the quarterly period ended March 31, 1996 which was originally filed by the Company on May 15, 1996 and which was amended on October 8, 1996.





                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

      INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page
                                                               Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:
   Condensed Consolidated Balance Sheets (unaudited)              4
       at March 31, 1996 and September 30, 1995
   Condensed Consolidated Statements of Operations                6
       (unaudited) for the Six Months Ended March 31, 1996 and
       1995
   Condensed Consolidated Statements of Operations                7
       (unaudited) for the Three Months Ended March 31, 1996
       and 1995
   Condensed Consolidated Statements of Cash Flows                8
       (unaudited) for the Six Months Ended March 31, 1996 and
       1995
   Notes to Condensed Consolidated Financial Statements           9
       (unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     14

PART II  OTHER INFORMATION

Item 5.  Other Information                                       19








 See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (U.S. Dollars in thousands)


                                          March 31,   September 30,
                                              1996        1995
                                        ------------- -------------
                 ASSETS                  (unaudited)
Cash and cash equivalents                $   48,348    $  46,091
Accounts receivable:
 Trade, less allowance for doubtful
  accounts of $1,059 at
  March 31, 1996 and $1,458 at
  September 30, 1995                         14,428       16,086
 Due from PepsiCo, Inc. and affiliated
  companies                                   2,004        2,913
 Other                                          571          341
Inventories                                   4,666        4,542
Prepaid expenses and other current assets     5,530        2,516
                                           --------     --------
         Total current assets                75,547       72,489
Investment in BAESA                          62,601       74,128
Property, plant and equipment, net           47,111       36,445
Intangible assets, net                        2,128        2,163
Notes receivable - officers and employees       775            -
Other assets                                  1,324          441
                                           --------    ---------
         Total assets                      $189,486    $ 185,666
                                           ========    =========









See accompanying notes to condensed consolidated financial statements.

                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (U.S. Dollars in thousands)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,     September 30,
                                                     1996           1995
                                                  -----------   -------------
Liabilities:                                       (unaudited)
Current installments of long-term debt             $  1,550    $    1,550
Current installments of capital lease obligations       253         1,204
Short term borrowings                                25,785         4,600
Accounts payable:
 Trade                                                15,295       12,536
 Affiliate                                             1,674        1,181
Income taxes payable                                     455          123
Deferred income taxes                                    530          530
Other accrued expenses                                 5,279        6,477
						    --------      -------
 Total current liabilities                            50,821       28,201

Long-term debt, excluding current installments         5,590        6,365
Capital lease obligations, excluding current
 installments                                            733          848
Accrued pension cost, long-term                        2,871        2,871
Deferred income taxes                                 15,969       18,732
                                                    --------      -------
    Total liabilities                                 75,984       57,017

Shareholders' equity:
Class A common shares of $0.01 par value;
authorized, issued and
 outstanding 5,000,000 shares                             50           50
Class B common shares, $0.01 par value;
authorized 35,000,000
 shares; issued and outstanding
 16,500,000 shares                                       165          165
Additional paid-in capital                            90,738       90,738
Retained earnings                                     24,614       39,472
Cumulative translation adjustment                       (521)        (232)
Pension liability adjustment                          (1,544)      (1,544)
                                                     -------      -------
       Total shareholders' equity                    113,502      128,649
                                                     -------      -------
       Total liabilities and shareholders' equity    189,486      185,666
                                                     =======      =======



See accompanying notes to condensed consolidated financial statements.

                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (U.S. Dollars in thousands except per share data)
                           (Unaudited)
                                             Six Months Ended March 31,
                                                1996         1995
                                             -----------   -----------

Net Sales                                   $   54,502      $  52,802
Cost of Sales                                   35,065         30,887
                                                ------         ------
   Gross profit                                 19,437         21,915
Selling and marketing expenses                  20,626         14,705
Administrative expenses                          3,323          2,954
                                                ------          -----
Income/(loss) from operations                   (4,512)         4,256
                                                ------          -----
Other income (expenses):
    Interest expense                              (365)          (731)
    Interest income                              1,365             77
    Other, net                                     220            460
                                                ------          ------
     Total other income (expenses)               1,220           (194)
                                                ------          ------
     Income/(loss) before income tax expense
     and equity in net earnings/(loss) of BAESA (3,292)         4,062
Income tax expense                                 691            637
    Income/(loss) before equity in net
earnings/(loss) of BAESA                        (3,983)         3,425
Equity in net earnings/(loss) of BAESA,
net of income tax
    benefit/(expense) of $2,763 and
    $(1,016) in 1996
    and 1995 respectively                       (5,637)         5,336
                                                -------         -----
    Net income/(loss)                          $(9,620)         8,761
                                               ========         =====
Earnings per common share:
    Income/(loss) before equity in net
earnings/(loss) of BAESA                       $ (0.19)         $ 0.19
                                              ==========       =======
    Net income/(loss)                          $ (0.45)         $ 0.49
                                              ==========       =======
Weighted average number of shares
outstanding                                     21,500          18,000
                                              ==========      ========






See accompanying notes to condensed consolidated financial statements.

                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (U.S. Dollars in thousands except per share data)
                           (Unaudited)

                                           Three Months Ended March 31,
                                              1996              1995
                                           --------------  ------------

Net Sales                                   $  25,085        $   24,745
Cost of Sales                                  16,141            14,076
                                           ----------        ----------
   Gross profit                                 8,944            10,669
Selling and marketing expenses                 10,754             7,159
Administrative expenses                         1,725             1,452
                                           ----------        ----------
Income/(loss) from operations                  (3,535)            2,058
                                           ----------        ----------

Other income (expenses):
    Interest expense                            (211)              (377)
    Interest income                              680                 45
    Other, net                                    91                434
                                           ---------         ----------
            Total other income (expenses)        560                102
            Income/(loss) before income tax
              expense and equity in net
              earnings/(loss) of BAESA        (2,975)             2,160
Income tax expense                               425                315
                                            --------         ----------
    Income/(Loss) before equity in net
      earnings/(loss) of BAESA                (3,400)             1,845
Equity in net earnings/(loss) of BAESA,
  net of income tax benefit/(expense)
  of $1,485 and $(530) in 1996
  and  1995, respectively                     (3,014)             2,784
Net income/(loss)                           $ (6,414)             4,629

Earnings per common share:
    Income/(loss) before equity in net
       earnings of BAESA                    $  (0.16)        $    0.10
                                            ========         =========
    Net income/(loss)                       $  (0.30)        $    0.26
                                            ========         =========

Weighted average number of shares
outstanding                                  21,500             18,000
                                            ========          ========



See accompanying notes to condensed consolidated financial statements.



             PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended March 31, 1996 and 1995
                   (U.S. Dollars in thousands)
                           (Unaudited)

                                                         1995       1994
 Cash flows from operating activities:                ----------- ----------
 Net income/(loss)                                    $  (9,620)  $  8,761
 Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities:
  Gain on disposal of property, plant, and equipment       (529)     (455)
  Depreciation and amortization                           2,525      2,420
  Equity in net earnings/(loss) of BAESA                  5,637     (5,336)
  Changes in assets and liabilities:
      Accounts receivable                                 2,337       (546)
      Inventories                                          (124)       660
      Prepaid expenses and other current assets          (3,014)    (4,130)

      Accounts payable                                    3,252      4,421
      Other liabilities and accrued expenses             (1,199)     3,095
      Income taxes payable                                  332        400
      Other, net                                           (883)       206
                                                       --------     -------
  Net cash provided by (used in) operating activities    (1,286)     9,496
                                                       --------     -------

 Cash flows from investing activities:
 Proceeds from the sale of property,
   plant and equipment                                    1,175        483
 Purchases of property, plant and
   equipment                                            (13,802)    (4,801)
Increase in notes receivable-officers and employees        (775)       -
Dividends received from affiliates                        2,839      2,839
                                                       --------    -------
  Net cash (used in) investing activities               (10,563)    (1,479)
                                                       --------    -------

 Cash flows from financing activities:
 Proceeds from short term borrowings                     21,185        500
 Repayment of long-term debt                               (775)      (775)
 Repayment of capital lease obligations                  (1,066)     (1,296)
 Dividends paid                                          (5,238)     (4,696)
                                                        -------      -------
  Net cash provided by (used in) financing
   activities                                            14,106      (6,267)
                                                       --------     -------

 Net increase in cash and cash
   equivalents                                            2,257       1,750
 Cash and cash equivalent at beginning
   of period                                             46,091       1,347
 Cash and cash equivalent at the end of                --------     -------
 period                                                $ 48,348     $ 3,097
 Supplemental disclosures:                             ========     =======

 Cash paid for:
 Interest                                              $    988     $   731
 Income taxes
                                                            186         211

  See accompanying notes to condensed consolidated financial statements.


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (U.S. Dollars in thousands except share and per share data)
                           (Unaudited)

(1) Accounting Principles and Basis of Presentation

    The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on form 10-K for the fiscal year ended September 30, 1995. In the opinion of the Company's management, the unaudited consolidated interim financial statements reflect all adjustments, including those related to the restatement of the results of operations for the second quarter, necessary for a fair presentation. For additional information, please refer to page of this Form 10-Q/A. Operating results for the six months and three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

     This report on Form 10-Q/A is being filed to restate the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three and six-month periods ended March 31, 1996 which was filed on May 15, 1996. Subsequent to the filing of that report, the Company discovered accounting irregularities which resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of income from operations for both the three-month period ended December 31, 1995, and the three-month period ended March 31, 1996. As a result of the restatement contained in this report, the Company is reporting a net loss for the three months ended March 31, 1996 of $(6.4) million, or $(.30) per share, rather than net income of $(0.70) million, or $(0.03) per share, which was reported in the originally filed report on Form 10-Q for its second fiscal quarter.

(2) Inventories

    Inventories consist of the following:
                                             March 31,   September 30,
                                               1996          1995
                                             ---------   ------------

     Raw materials                           $1,546      $  1,247
     Finished goods                           2,240         2,048
     Other                                      880         1,247
                                             ------      --------
                                             $4,666      $  4,542
                                             ======      ========

 (3)    Property, Plant and Equipment, Net

    Property, plant and equipment consists of the following:

                                             March 31,   September 30,
                                               1996         1995
                                             ---------   -------------
     Land and improvements                   $1,159      $  1,159
     Buildings and improvements               5,592         5,592
     Machinery, equipment and vehicles       36,511        36,173
     Bottles, cases and shells                1,313         1,585
     Furniture and fixtures                   2,529         1,833
     Construction in process                 23,956        12,224
                                            ---------    ------------
                                             71,060        58,566
     Less accumulated depreciation and
       amortization                         (23,949)      (22,121)
                                           ----------   -------------
      Property, plant and equipment, net    $47,111      $ 36,445
                                           ==========   =============



     The Company capitalizes interest cost as a component of  the
cost  of  certain building and improvements, and machinery.   The
following is a summary of interest cost incurred:

                                                   March 31,
                                               1996        1995
                                            ---------- -----------
     Interest cost capitalized               $ 623        $  -
     Interest cost charged to income           365           731
                                            ---------- -----------
                                             $ 988        $  731






















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

(5) Income Tax

     Income tax expense for the six months ended March 31, 1996 and 1995 consisted of the following:
                                                 March 31,
                                               1996        1995
                                            ----------- ----------
        Current                                 $691       $637
        Deferred                                 -          -
                                            ----------- ----------
        Income tax expense                      $691       $637
                                            =========== ==========

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




                  PEPSI-COLA PUERTO RICO BOTTLING
                      COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(7) Investment in BAESA

    The following condensed unaudited financial information relating to BAESA as of March 31, 1996 and 1995, and for the six months then ended and audited balance sheet financial information as of September 30, 1995 (in thousands of U.S. dollars) has been provided to the Company by BAESA; its inclusion in this report is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the time of filing of this Form 10-Q/A, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.


                                          March 31,    September 30,
                                             1996        1995
                                          (unaudited)   (audited)
                    ASSETS               ------------ --------------
     Cash and cash equivalents            $37,436     $ 57,617
     Accounts receivable, net             106,422      105,478
     Inventories                           51,080       56,349
     Other current assets                  32,322       25,933
                                          ---------    --------
          Total current assets            227,260      245,377

     Property, plant and equipment, net   703,364      655,414
     Intangible assets, net                85,418       88,017
     Investment in joint venture          110,630      107,385
     Deferred income tax, net              20,978       10,530
     Other assets                          29,845       21,201
                                          --------    ---------
       Total assets                    $1,177,495   $1,127,924
                                       ===========  ===========

                LIABILITIES

     Current installments of long-term
       debt                              $ 59,111     $ 48,457
     Bank loans and overdrafts            260,769      182,672
     Accounts payable, income taxes
       payable, and accrued expenses      145,348      114,950
                                         --------     --------
          Total current liabilities       465,228      346,079

     Long-term debt, excluding current
     installments                         321,461      323,737
     Deferred income taxes                  8,288        7,625
     Other long-term liabilities           10,441       10,715
                                         --------     --------
       Total liabilities                  805,418      688,156
                                         ========     ========
     Total shareholders' equity           372,077      439,768
     Total liabilities and
       shareholders' equity            $1,177,495  $ 1,127,924
                                       ==========  ===========




                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                Six Months Ended       Three Months Ended
                                   March 31,                March 31,
                              -----------------------  ----------------------
  RESULTS OF OPERATIONS          1996         1995       1996       1995
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)

  Net sales                     $427,525    $366,585    $200,403  $198,977
  Cost and expenses:
    Cost of sales               (236,138)   (184,277    (118,280   (98,084)
    Selling and marketing       (142,817)    (80,040)    (74,165)  (47,617)
    Administrative expenses      (57,493)    (43,710)    (26,740   (25,012)
    Restructuring charges        (11,540)       -            -         -
    Start-up costs in Brazil      (1,778)     (3,162)     (1,134)      -
                              ----------    --------    ---------  --------
                                (449,766)   (311,189)   (220,319) (170,713)
                              ----------    --------    ---------  --------
     Income / (loss) from
       operations                (22,241)     55,396     (19,916)   28,264

  Other expenses, net            (40,508)     (9,022)    (21,740)   (5,885)
                              ----------    ---------   ---------  ---------
     Income / (loss) before
     income tax (expense) /
     benefit and equity in
     earnings of affiliated
     company                     (62,749)     46,374     (41,656)   22,379
     Income tax (expense) /
     benefit                       8,994     (10,147)     13,072)   (3,664)
                              -----------    --------   ----------  ---------
     Income / (loss) before
     equity in earnings of
     affiliated company          (53,755)     36,227     (25,584)   18,715
     Equity in earnings of
     affiliated company            4,430       2,974       2,166     1,738
                              -----------    --------   ----------- ---------
     Net income / (loss)       $ (49,325)    $39,201   $ (26,418)   $20,453
                              ===========    =========  =========== =========

                        PEPSI-COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

  This report on Form 10-Q/A is being filed to restate the Condensed Consolidated Financial Statements of the Company which were included in the Company's report on Form 10-Q for the three and six-month periods ended March 31, 1996 which originally was filed on May 15, 1996. Subsequent to the filing of that report, the Company discovered accounting irregularities which resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of income from operations for both the three-month period ended December 31, 1995, and the three-month period ended March 31, 1996. A separate report on Form 10-Q/A amending the Company's report on Form 10-Q for the three-month period ended December 31, 1995 was filed simultaneously with this report. As a result of the restatement contained in this report, the Company is reporting a loss from operations for the three months ended March 31, 1996 of $(3.5) million, rather than income from operations of $2.2 million which was reported in the originally filed report on Form 10-Q for its second fiscal quarter.

   After discovering the accounting irregularities, the Company's Board of Directors retained Rogers & Wells as independent counsel to conduct an investigation of the circumstances which resulted in the irregularities. Rogers & Wells, working with the independent accounting firm of Price Waterhouse, which was retained to assist with the investigation, conducted a thorough investigation of these circumstances and has made its report to the Company's Board of Directors. Taking into consideration the findings of the investigation and in consultation with the Company's independent auditors regarding their materiality, the Company concluded that the irregularities did not have a material effect on any Company financial statements prior to the first and second quarters of fiscal 1996, and thus no restatements for any prior periods are required.

   Based on the Company's investigation, the Company believes that the accounting irregularities involved a series of entries made in the Company's accounting records by certain employees of the Company which had the effect of improperly recording certain expenses (primarily marketing and discounting expenses) as non-chargeable items, or of not recording such expenses at all. These entries resulted in a corresponding overstatement of the Company's operating income.

   In consultation with its auditors, and with Price Waterhouse, which assisted with the independent counsel investigation into the accounting irregularities, the Company has taken definitive steps to insure that internal management and accounting controls will prevent future accounting irregularities. Certain employees who the Company believes were principally involved in causing the accounting irregularities, are no longer employed by the Company or remain under strict supervision. In addition, the Company has replaced the senior officers in charge of the Company's accounting records with individuals whose integrity is not in question. The Company has adopted a comprehensive series of strict new internal management and accounting controls including implementation of strict control over preparation, review and documentation of all entries to the Company's books of account, monthly review of all journal entries by the Company's independent internal audit function and adoption of a corporate code of ethics. Also, the Company has created the position of financial account analyst who will be charged with monthly review of all significant account balances. There is, as well, a heightened level of awareness on the part of the internal audit committee. The chairmanship of the committee has been assigned to a person very experienced in the field of public accounting. Analysis of the Company's sensitive and critical accounts is being reviewed at the highest levels of management. Furthermore, implementation of procedures to liquidate those accounts related to credits and discounts granted to customers on a timely basis, so as to reduce the level of uncertainty inherent in estimating the appropriate balance accrued at the end of each month, have been implemented. Finally, a process of mutual reconciliation with the Company's franchisor in so far as amounts due from and to it at the end of each month has been implemented.



  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of and for the six month periods ended March 31, 1995 and 1996 (the "1995 six month interim period" and the "1996 six month interim period," respectively) and as of and for the three month interim periods ended March 31, 1995 and 1996 (the "1995 three month interim period" and the "1996 three month interim period," respectively).


  Presentation of Financial Information

  In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock, and, during the period covered by this report, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. See Item 5 "Other Information." The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings (loss) of BAESA.

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

The Company

  General

   The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                  Fiscal Year              Six Months Interim   Three Months Interim
                             ------------------------      ------------------   --------------------
                             1993      1994      1995      1995       1996       1995        1996
                             ----      ----      ----      ----       ----       ----        ----
Net Sales                    100.0%    100.0%    100.0%    100.0%    100.0%      100.0%     100.0%
Cost of Sales                 59.8      58.2      59.4      58.5      64.3        56.9       64.3
Gross Profit                  40.2      41.8      40.6      41.5      35.7        43.1       35.7
Selling and Marketing         28.0      29.3      26.6      27.8      37.8        28.9       42.9
Expenses
Administrative Expenses       11.4      10.1       5.5       5.6       6.1         5.9        6.9
Intangibles and Fixed
Asset Write-offs                -        2.8        -         -         -           -          -
Income (Loss) from
Operations                     0.8      (0.4)      8.5       8.1      (8.3)        8.3      (14.1)

     1996 Six Month Interim Period Compared to 1995 Six Month Interim
Period Net  Sales.   Net  Sales for the Company  increased  $  1.7
million, or 3.2%, for the 1996 six month interim period from the 1995 six month interim period to $54.5 million. This increase was primarily the result of an 11.4% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 six month interim period as compared to the 1995
six month interim  period.   This increase   in   discounts
resulted  from  increased  competitive activity.   The  average net
sales price on an eight ounce equivalent basis decreased during the 1996 six month interim period by approximately 7.2% as compared to the 1995 six month interim period.



     Cost of Sales. Cost of sales for the Company increased $4.2 million, or 13.5% for the 1996 six month interim period from the 1995 six month period to $35.0 million. This increase resulted primarily from the increase in sales volume and the increase in the costs of certain raw materials, principally aluminum cans and resin for the production of plastic bottles and preforms.

      Gross Profit. Gross profit for the Company decreased by $2.5 million to $19.4 million in the 1996 six month interim period from $21.9 million in the 1995 six month interim period. As a percentage of net sales, gross profit decreased to 35.7% in the 1996 six month interim period from 41.5% in the 1995 six month interim period due primarily to the higher discounts provided to customers the lower net sales price and the higher cost of certain raw materials.

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

      Selling and marketing expenses for the Company increased $5.9 million, or 40.2%, to $20.6 million for the 1996 six month interim period from the 1995 six month interim period. This increase is the result of greater marketing activities during the 1996 six month interim period resulting primarily from a significant increase in competition, expenses associated with the launch of Teem, a lemon/lime soft drink, which was launched during October 1995, as well as other marketing activities undertaken to promote the Company's products.

      Administrative Expenses. Administrative expenses for the Company increased $0.4 million or 12.5% for the 1996 six month interim period from the 1995 six month interim period to $3.3 million. As a percentage of net sales, administrative expenses increased to 6.1% in the 1996 six month interim period from 5.6% in the 1995 six month interim period.

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

      Net Income/(Loss). Net income/(loss) for the 1996 six month interim period for the Company was ($9.6) million, compared to $8.8 million during the 1995 six month interim period. Net (loss) in the 1996 six month interim period primarily reflects equity in net loss of BAESA, net of income tax of $(5.6) million as compared to equity in net earnings of BAESA of $5.3 million during the 1995 interim period.

              1996 Three Month Interim Period Compared
                to 1995 Three Month Interim Period

	Net Sales. Net Sales for the Company increased $0.3 million, or 1.4%, for the 1996 three month interim period from the 1995 three month interim period to $25.1 million. This increase was primiarly the result of a 14.5% increase in beverage sales volume partially offset by an increase in discounts provided to customers in the 1996 three month interim period as compared to the 1995 three month interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased by 11.5% during the 1996 three month interim period as compared to the 1995 three month interim period.

	Cost of Sales. Cost of sales for the Company increased $2.1 million, or 14.7% for the 1996 three month interim period from the 1995 three month interim period to $16.1 million. This increase resulted primiarly from the increase in sales volume.

	Gross Profit. Gross profit for the Company decreased by $1.7 million to $9.0 million in the 1996 three month interim period from $10.7 million in 1995 three month interim period. As a percentage of net sales, gross profit decreased to 35.7% in the 1996 three month interim period from 43.1% in the 1995 three month interim period due primarily tothe higher discounts provided to customers and the lower average net sales price.

	Selling and Marketing Expense. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures,which it is able to use to offset traditional marketing expenses or to acquire fixed assets. The Comapny's selling and marketing expenses are shown net of all such reimbursements from PepsiCo.

	Selling and marketing expenses for the Company increased $3.6 million, or 50.2%, to $10.7 million for the 1996 three month interim period from the 1995 three month interim period as a reuslt of increased marketing activities undertaken during the period resulting from a significant increase in competition.

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

	Income from Operations. Income (loss) from operations for the Company decreased to $(3.5) million in the 1996 three month interim period, from $2.1 million in the 1995 three month interim period. The decrease is the result of lower average net sales during the 1996 there month interim period, higher costs of sales from the increased sales volume and increased selling and marketing expenditures.

	Income Tax Expense. Income tax expense for the Company increased by $0.1 million for the 1996 three month interim period to $0.4 million primarily resulting from higher taxable income earned during the 1996 three month interim period.

	Equity in Net Earnings/(Loss) of BAESA, Net of Income Tax. Equity in net earings (loss) of BAESA, net of income tax, amounted to $(3.0) million during the 1996 three month interim period, compared to $2.8 million during the 1995 three month interim period. The decrease is atttributable to losses incurred by BAESA for the 1996 interim period in connection with continued depressed economic conditions in Argentina,lower sales volume levels in Argentina resulting from such economic conditions, and losses incurred in

BAESA's Brazilian operations.

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

Liquidity and Capital Resources

      At March 31, 1995, the Company had $48.3 million of cash and cash equivalents, of which $44 million represented proceeds from the Company's initial public offering of equity securities, and indebtedness for borrowed money, including short-term borrowings and capital lease obligations, of $33.9 million.

     Net cash provided by (used in) operations activities for the Company for the 1996 six month interim period was $(1.3) million compared to $9.5 million during the 1995 six month interim period. This decrease was mainly a result of the net loss of $(6.9) million incurred during the 1996 interim period compared to net income of $8.8 million earned during the 1995 six month interim period. As of March 31, 1996, the Company had $24.6 million in net operating loss carryforwards available to offset future Puerto Rican income taxes. The Company believes that net cash provided by operating activities for the Company will be sufficient to meet its operating requirements for the foreseeable future.

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

      Cash flows provided by (used in)  financing activities  for the  Company  during the 1996 six month interim period  was  $14.1 million compared  to $(6.3) million during the 1995 interim six
month period.   The significant financing activities for the Company
in the 1996 six month interim period were the payments of dividends and the issuance of notes payable of $21.1 million offset by the repayment of debt of $1.8 million. The significant financing activities in the 1995 six month interim period for the Company included the payment of dividends and the repayment of debt. The Company paid $5.2 million and $4.7 million in the 1996 and 1995 six month interim periods, respectively, in dividends.

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

     Capital expenditures for the Company totaled $13.8 million in the 1996 six month interim period and $4.8 million in the 1995 six month interim period. The Company's capital expenditures have been financed by a  combination  of borrowings from third
parties  and  internally generated   funds.   The  Company  expects
to make approximately $6.0 million in additional  capital
expenditures  during the  fiscal   year   1996 primarily for the
completion of the construction of the Toa  Baja plant.

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

	In connection with the transition to Phase II, BAESA agreed to use its best efforts in the future, at the request of the Company, but without expense or liability (tax or otherwise) to BAESA, to assist the Company in effecting transactions which the Company considers necessary or advisable in order to avoid the requirement that it register as an investment company. There can be no assurances, however, that the Company will be successful in finding a way to avoid registration, or that if the Company is ultimately required to register, it will not adversely affect the Company's future business operations. In addition, PepsiCo agreed to support and encourage the Company's effort to identify and acqauire additional PepsiCo franchise territories in the Caribbean and other appropriate regions.


                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signatures                 Title              Date


   /s/ Rafael Nin            Chief Executive      December 23, 1996
-----------------------      Officer
Rafael Nin


   /s/ David L. Virginia     Chief Financial      December 23, 1996
------------------------     Officer and Chief
David L. Virginia            Accounting Officer