Form 10-Q/A
period 1996-06-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-12-23
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A


(Mark One)
/x/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1996
                                  or
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                 Commission File Number 1-13914

                  PEPSI-COLA PUERTO RICO BOTTLING COMPANY
          (Exact name of Registrant as specified in its Charter)

                Delaware                      ###-##-####
  (State or other jurisdiction      (I.R.S.  Employer Identification No.)
   of incorporation or organization)

         Carretera #2, Km 19.4
           Barrio Candelaria
         Toa Baja, Puerto Rico                    00949
(Address of principal executive office)         (Zip code)

    Registrant's telephone number, including area code: (787) 251-2000

       Indicate  by  check mark whether the registrant:   (1)  has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days./x/ Yes / / No

      As  of  August  12, 1996, there were 21,500,000  shares  of
Common  Stock  issued  and  outstanding.   This  amount  includes
5,000,000 shares of Class A Common Stock and 16,500,000 shares of
Class B Common Stock.


           This report on Form 10-Q/A is being filed to amend and restate in its entirety the quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 which was originally filed by the Company on October 8, 1996.




                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

      INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
                                                          Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:
     Condensed Consolidated Balance Sheets (unaudited)
         at June 30, 1996 and September 30, 1995            4
     Condensed Consolidated Statements of Operations
        (unaudited) for the Nine Months Ended June 30,
        1996 and 1995                                       6
     Condensed Consolidated Statements of Operations
        (unaudited) for the Three Months Ended June 30,
        1996 and 1995                                       7
     Condensed Consolidated Statements of Cash Flows
        (unaudited) for the Nine Months Ended June 30,
        1996 and 1995                                       8
     Notes to Condensed Consolidated Financial
        Statements (unaudited)                              9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               15

PART II  OTHER INFORMATION

Item 5.  Other Information                                 21


















           See accompanying notes to condensed financial statments.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (U.S. Dollars in thousands)


                                            June 30,    September 30,
                                              1996         1995
                                         ------------   -------------
                 ASSETS                  (unaudited)
Cash and cash equivalents                 $   47,781    $    46,091
Accounts receivable:
 Trade, less allowance for doubtful
   accounts of $934 at June 30,
   1996 and $1,458 at September 30, 1995      17,096         16,086
 Due from PepsiCo, Inc. and affiliated
  companies                                    3,328          2,913
 Other                                         2,178            341
Inventories                                    3,768          4,542
Prepaid expenses and other current assets      2,882          2,516
                                            --------   ------------
         Total current assets                 77,033         72,489
Investment in Buenos Aires Embotelladora
S.A. (BAESA)                                 19,617          74,128
Property, plant and equipment, net           51,303          36,445
Intangible assets, net                        1,458           2,163
Other assets                                    123             441
                                          ---------    ------------
         Total assets                     $ 149,534    $    185,666
                                          =========    ============











     See accompanying notes to condensed consolidated financial statements.

                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (U.S. Dollars in thousands)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                            June 30,    September 30,
                                              1996          1995
                                          ------------  -------------
Liabilities:                                (unaudited)
Current installments of long-term debt      $ 1,550        1,550
Current installments of capital lease
  obligations                                   228        1,204
Short term borrowings                        35,916        4,600

Accounts payable:
 Trade                                       17,612       12,536
 Affiliate                                    2,173        1,181
Income taxes payable                            866          123
Deferred income taxes                            -           530
Other accrued expenses                        9,817        6,477
                                           --------     --------
    Total current liabilities                68,162       28,201
Long-term debt, excluding current
  installments                                5,202        6,365
Capital lease obligations, excluding
  current installments                          675          848
Accrued pension cost, long-term               2,871        2,871
Deferred income taxes                         5,278       18,732
    Total liabilities
                                             82,188      57,017
Shareholders' equity:                      --------    ---------
Class A common shares of $0.01 par value;
  authorized, issued and
  outstanding 5,000,000 shares                   50          50
Class B common shares, $0.01 par value;
 authorized 35,000,000
 shares; issued and outstanding
 16,500,000 shares                              165         165
Additional paid-in capital                   90,738      90,738
Retained earnings (deficit)                 (21,382)     39,472
Cumulative translation adjustment              (681)       (232)
Pension liability adjustment                 (1,544)     (1,544)
                                           --------    --------
      Total shareholders' equity             67,346     128,649
      Total liabilities and shareholders'  --------    --------
        equity                             $149,534    $185,666
                                           ========    ========








   See accompanying notes to condensed consolidated financial statements.


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (U.S. Dollars in thousands except per share data)
                           (Unaudited)
                                              Nine Months Ended June 30,
                                                  1996         1995
                                            ------------- ------------
Net Sales                                   $  79,117        83,634
Cost of Sales                                  54,980        49,990
                                            ------------- -----------
   Gross profit                                24,137        33,644

Selling and marketing expenses                 32,246        22,826
Administrative expenses                         6,928         4,738
Restructuring charges                           2,922             -
                                            ------------- -----------
Income (loss) from operations                  17,959         6,080
                                            ------------- -----------
Other income (expenses):
    Interest expense                             (876)         (808)
    Interest income                             1,889           158
    Other, net                                   (230)          518
                                            ------------- -----------
            Total other income (expenses)         783          (132)
            Income (loss) before income tax ------------- ----------
              expense and equity in net
              earnings/(loss) of BAESA        (17,176)        5,948
Income tax expense                                601           134
    Income (loss) before equity in net      ------------- -----------
    earnings/(loss) of BAESA                   17,777         5,814
Equity in net earnings/(loss) of BAESA,     ============= ===========
     net of income tax
    benefit/(expense) of $13,454 and
    $(962) in 1996
    and 1995 respectively                      37,769         5,362
                                            ------------  -----------
    Net income/(loss)                       $  55,546        11,176
                                            ============  ===========
Earnings per common share:
    Income before equity in net
      earnings/(loss) of BAESA              $   (0.83)      $   0.32
                                            ============  ===========
    Net income/(loss)                       $   (2.58)      $   0.62
                                            ============  ===========


Weighted average number of shares
outstanding (in thousands)                     21,500         18,000
                                            ============  ===========



 See accompanying notes to condensed consolidated financial statements.

                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (U.S. Dollars in thousands except per share data)
                           (Unaudited)
                                               Three Months Ended June 30,
                                                    1996         1995
                                               -------------  ------------
Net Sales                                       $   24,615    $   30,832
Cost of Sales                                       19,915        19,103
                                                ------------  ----------
   Gross profit                                      4,700        11,729

Selling and marketing expenses                      11,620         8,121
Administrative expenses                              3,605         1,784
Restructuring charges                                2,922           -
                                                ------------  ----------
Income (loss) from operations                       13,447         1,824
                                                ------------  ----------
Other income (expenses):
    Interest expense                                  (511)          (77)
    Interest income                                    524            81
    Other, net                                        (450)           58
                                                ------------  ----------
            Total other income (expenses)              437            62
            Income (loss) before income tax     ------------  ----------
              expense and equity in net
              earnings/(loss) of BAESA             (13,884)        1,886

Income tax benefit                                      90           503
                                                ------------  ----------
    Income (loss) before equity in net
      earnings/(loss) of BAESA                     (13,794)        2,389
Equity in net earnings/(loss) of BAESA,
  net of income tax benefit/(expense)
  of $10,691 and $(54) in 1996
    and 1995 respectively                          (32,132)           26
                                                ------------- ----------
    Net income/(loss)                           $   45,926     $   2,415
                                                ============= ==========

Earnings per common share:
    Income before equity in net
earnings/(loss) of BAESA                        $   (0.64)     $    0.13
                                                ============= ==========
    Net income/(loss)                           $   (2.14)     $    0.13
                                                ============= ==========
Weighted average number of shares
outstanding (in thousands)                         21,500         18,000
                                                ============= ==========



   See accompanying notes to condensed consolidated financial statements.

             PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended June 30, 1996 and 1995
                   (U.S. Dollars in thousands)
                           (Unaudited)

                                                          1996        1995
 Cash flows from operating activities:                 -----------  ----------
 Net income/(loss)                                      $(55,546)    $11,176
 Adjustments to reconcile net
 earnings/(loss) to net cash provided by
 (used in) operating activities:
  (Gain)/Loss on disposal of property,
 plant, and equipment                                        510       (455)
  Intangible write-off                                       647
  Depreciation and amortization                            3,951      3,378
  Equity in net (earnings)/loss of BAESA                  37,769     (5,362)
  Changes in assets and liabilities:
      Accounts receivable                                 (3,262)    (3,897)
      Inventories                                            774      1,218
      Prepaid expenses and other current assets             (366)    (1,668)
      Accounts payable                                     6,068      1,258
      Other liabilities and accrued expenses               2,810      4,519
      Income taxes payable                                   743        466
      Other, net                                             308       (694)
                                                          ------      -----
  Net cash provided by (used in) operating activities     (5,594)     9,939

 Cash flows from investing activities:
 Proceeds from the sale of property,
   plant and equipment                                     1,280        483
 Purchases of property, plant and equipment              (20,531)    (4,497)
 Dividends received from affiliates                        2,839      2,839
                                                          ------      -----
  Net cash (used in) investing activities                (16,412)    (1,175)

 Cash flows from financing activities:
 Proceeds from short term borrowings                      48,316     17,600
 Repayment of short-term borrowings                      (17,000)   (17,250)
 Repayment of long-term debt                              (1,163)    (1,162)
 Repayment of capital lease obligations                   (1,149)    (1,961)
 Dividends paid                                           (5,308)    (4,826)
                                                           -----      -----
  Net cash provided by (used in) financing activities     23,696     (7,599)

 Net increase in cash and cash equivalents                 1,690      1,165
 Cash and cash equivalents at beginning of period         46,091      1,347
                                                          ------     ------
 Cash and cash equivalents at the end of period          $47,781     $2,512
                                                         =======     ======
 Supplemental disclosures:
 Cash paid for:
 Interest                                                 $1,769     $1,066
 Income taxes                                                186        211


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

(2) Inventories

    Inventories consist of the following:

                                             June 30,    September 30,
                                                1996         1995
                                          ------------ ---------------
     Raw materials                           $1,365      $  1,247
     Finished goods                           1,823         2,048
     Other                                      580         1,247
                                            -------      --------
                                             $3,768      $  4,542
                                            =======      ========
(3) Property, Plant and Equipment, Net

    Property, plant and equipment consists of the following:

                                             June 30,    September 30,
                                              1996           1995
                                          ------------  --------------
     Land and improvements                   $8,061      $  1,159
     Buildings and improvements              16,060         5,592
     Machinery, equipment and vehicles       45,033        36,173
     Bottles, cases and shells               1,479          1,585
     Furniture and fixtures                  1,941          1,833
     Construction in process                   167         12,224
                                            -------       -------
                                            72,741         58,566
     Less accumulated depreciation and
       amortization                        (21,438)       (22,121)
                                           --------       -------
     Property, plant and equipment, net    $51,303     $   36,445
                                           ========       ========



     The Company capitalizes interest cost as a component of  the
cost  of  certain building and improvements, and machinery.   The
following is a summary of interest cost incurred:


                                                    June 30,
                                               1996         1995
                                            ----------  -----------
     Interest cost capitalized                $ 893        $ 258
     Interest cost charged to income            876          808
                                            ----------  -----------
                                             $1,769       $ 1,066
                                            ==========  ===========

(4) Accounting for Long Lived Assets

    During the period ended June 30, 1996 the Company adopted the provisions of FASB 121 - Accounting for Long Lived Assets. The application of this accounting pronouncement resulted in the write down of long lived assets and a non-cash charge in the amount of $1,400. The Company deems an asset to be impaired if a forecast of undiscounted future cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. Of the total impairment loss, $0.6 million represents impairment of manufacturing equipment and furniture, and $0.8 million represents impairment to manufacturing plant. Factors leading to the impairment were the Company's decision, in mid-1996, to consolidate all of its manufacturing activities in its new manufacturing facility, and anticipated losses from the disposition of the former manufacturing facility, and remaining unused equipment. The amount of the impairment was calculated using a recent appraisal of the estimated value of such property less estimated costs of disposition. The aforementioned non-cash charge of $1,400 has been included as part of the restructuring charges reported by the Company. See Note 8.









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

(6) Income Tax

     Income tax expense for the nine months ended June 30, 1996 and 1995 consisted of the following:
                                                  June 30,
                                               1996        1995
                                            -----------  ----------
        Current                               $   601      $134
        Deferred                                 -          -
                                            -----------  ----------
        Income tax expense                    $   601      $134
                                            ===========  ==========
     Deferred  income tax benefit / (expense) of $13,454 and  $(962)
for   the   nine  month  period  ended  June  30,  1996  and   1995,
respectively, have been provided in connection with the Company's equity in net earnings / (loss) of BAESA.

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




(8) Restructuring Charges

     The Company's results of operations for the nine months ended June 30, 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $2.9 million. These charges were comprised of the following: (1) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the old plant, which is now for sale and (2) $1.4 million in pension asset write-offs and costs associated with employee termination. The amount of $1.4 million in pension asset write-off and costs associated with employee termination referred to above, includes $0.6 million of a pension plan intangible asset judged to be of no value to the Company, and $0.8 million of benefits relating to two executives of the Company who had either resigned or where the decision had been taken, pending Board approval, to discontinue their employment with the Company.














                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(9) Investment in BAESA

    The following condensed unaudited financial information relating to BAESA as of June 30, 1996 and 1995, and for the nine months then ended and audited balance sheet financial information as of September 30, 1995 is as follows (in thousands of U.S. dollars) has been provided to the Company by BAESA. Its inclusion in this report is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. The Company accounts and will continue to account for its investment in BAESA using the equity method of accounting. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.


                                           June 30,    September 30,
                                             1996         1995
                                          (unaudited)   (audited)
                    ASSETS            ---------------  --------------
     Cash and cash equivalents            $45,241      $   57,617
     Accounts receivable, net              63,580         105,478
     Inventories                           36,644          56,349
     Other current assets                  19,466          25,933
                                       -----------      ---------
          Total current assets            164,931         245,377

     Property, plant and equipment, net   663,370         655,414
     Intangible assets, net                87,354          88,017
     Investment in joint venture          107,316         107,385
     Deferred income tax, net                  -           10,530
     Other assets                          12,296          21,201
                                        ----------     ----------
       Total assets                    $1,035,267      $1,127,924
                                       ===========     ==========

       LIABILITIES AND SHAREHOLDERS'
                  EQUITY
  Current installments of long-term debt $287,371      $   48,457
     Bank loans and overdrafts            359,927         182,672
     Accounts payable, income taxes
     payable, and accrued expenses        151,303         114,950
                                        ---------      ----------
          Total current liabilities       789,601         346,079

     Long-term debt, excluding current
     installments                          98,247         323,737
     Deferred income taxes                  7,568           7,625
     Other long-term liabilities           11,176          10,715
                                        ---------      ----------
       Total liabilities                  915,592         688,156

     Total shareholders' equity           119,675         439,768
     Total liabilities and              ---------      ----------
       shareholders' equity            $1,035,267      $1,127,924
                                       ==========      ==========



                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                Nine Months Ended       Three Months End
                                   June 30,                June 30,
                              -----------------------  ----------------------
  RESULTS OF OPERATIONS          1996         1995       1996       1995
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)

  Net sales                     $545,564    $506,238    $118,093  $139,653
  Cost and expenses:
    Cost of sales               (341,524)   (261,739    (105,386   (77,462)
    Selling and marketing       (262,178)   (117,776)   (119,361)  (37,736)
    Administrative expenses     (146,569)    (71,984)    (87,298   (25,112)
    Restructuring charges        (21,071)       -         (9,531)      -
                              ----------    --------    ---------  --------
                                (771,342)   (451,499)   (321,576) (140,310)
                              ----------    --------    ---------  --------
     Income / (loss) from
       operations               (225,778)     54,739    (203,483)     (657)

  Other expenses, net            (65,095)    (15,382)    (24,587)   (6,360)
                              ----------    ---------   ---------  ---------
     Income / (loss) before
     income tax (expense) /
     benefit and equity in
     earnings of affiliated
     company                    (290,873)     39,357    (228,070)   (7,017)
     Income tax (expense) /
     benefit                     (14,560)     (3,741)    (23,554)   (6,406)
                              -----------    --------   ----------  ---------
     Income / (loss) before
     equity in earnings of
     affiliated company         (305,433)     35,616    (251,624)     (611)
     Equity in earnings of
     affiliated company            4,653       3,783         223       809
                              -----------    --------   ----------- ---------
     Net income / (loss)       $(300,780)    $39,399   $(251,401    $  198
                              ===========    =========  =========== =========







                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company and the Notes thereto, as of and for the nine month periods ended June 30, 1995 and 1996 (the"1995 nine month interim period" and the "1996 nine month interim period," respectively) and as of and for the three month interim periods ended June 30, 1995 and 1996 (the "1995 three month interim period" and the "1996 three month interim period," respectively).


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






The Company

    General

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                            Fiscal Year             Nine Months       Three Months Interim
                                                      Interim
                        ----------------------      --------------     -------------------
                        1993     1994     1995      1995      1996     1995      1996
                        ----     ----     ----      ----      ----     ----      ----
Net Sales               100.0%   100.0%   100.0%    100.0%   100.0%   100.0%    100.0%
Cost of Sales            59.8     58.2     59.4      59.8     69.5     61.9      80.9
Gross Profit             40.2     41.8     40.6      40.2     30.5     38.1      19.1
Selling and Marketing    28.0     29.3     26.6      27.3     40.8     26.3      47.2
Administrative Expenses  11.4     10.1     5.5        5.7      8.8      5.8      14.6
Intangibles and Fixed
Asset Write-offs           -       2.8      -          -        -        -         -
Restructuring Charges      -        -       -          -       3.7       -       11.9
Income (Loss) from
Operations                0.8     (0.4)    8.5        7.2    (22.7)     6.0     (54.6)

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

      Cost of Sales. Cost of sales for the Company increased $5.0 million, or 10.0% for the 1996 nine month interim period from the 1995 nine month interim period to $55.0 million. This increase resulted primarily from the increase in sales volume, the increase in the costs of certain raw materials, and the costs associated with the start-up of the new manufacturing facility in Toa Baja and the inefficiencies associated with the operation of two production facilities during the transition period to the new plant.

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



      Administrative Expenses. Administrative expenses for the Company increased $2.1 million or 46.2% for the 1996 nine month interim period from the 1995 nine month interim period to $6.9 million primarily as a result of increased professional services provided to the Company. As a percentage of net sales, administrative expenses increased to 8.8% in the 1996 nine month interim period from 5.7% in the 1995 nine month interim period.

      Restructuring Charges. The Company's results of operations for the nine months ended June 30, 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $2.9 million. These charges were comprised of the following: (1) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the Company's old bottling plant, which is now for sale, and (2) $1.5 million in pension asset write-offs and costs associated with employee termination.

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

      Equity in Net Earnings (Loss) of BAESA, Net of Income Tax. Equity in net earnings (loss) of BAESA, net of income tax, amounted to $(37.8) million during the 1996 nine month interim period, compared to $5.4 million during the 1995 nine month interim period. The decrease is attributable to losses incurred by BAESA for the 1996 interim period. Following June 30, 1996, the Company will continue to account for its investment in BAESA using the equity method of accounting. Based on BAESA's publicly announced results for its fiscal year ended September 30, 1996, the Company's equity in the loss reported by BAESA will reduce the Company's investment in BAESA as of September 30, 1996 to zero, meaning that no further equity in losses of BAESA will be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet.

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

      Gross Profit. Gross profit for the Company decreased to $4.7 million in the 1996 three month interim period from $11.7 million in the 1995 three month interim period. As a percentage of net sales, gross profit decreased to 19.1% in the 1996 three month interim period from 38.1% in the 1995 three month interim period due primarily to the higher discounts provided to customers and the lower average net sales price.

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

      Administrative Expenses. Administrative expenses for the Company increased $1.8 million or 102% for the 1996 three month interim period from the 1995 three month interim period to $3.6 million primarily as a result of the increased professional services provided to the Company. As a percentage of net sales, administrative expenses increased to 14.6% in the 1996 three month interim period from 5.8% in the 1995 three month interim period.

     Restructuring Charges. The Company's results of operations for the three months ended June 30, 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $2.9 million. These charges were comprised of the following: (1) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the old plant, which is now for sale, and (2) $1.5 million in pension asset write-offs and costs associated with employee termination.

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

      Cash flows used in investing activities for the Company amounted to $(16.4) million during the 1996 nine month interim period, as compared to $(1.2) million during the 1995 nine month interim period. Purchases of property, plant and equipment, net amounted to $(20.5) million during the 1996 nine month interim period compared to $(4.5) million during the 1995 nine month interim period. Dividends received from BAESA amounted to $2.8 million for the nine month interim periods 1996 and 1995. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the Company is unable to predict whether or when BAESA will pay any future dividends.

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

     Pursuant to the Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Company's bottling plant in Toa Baja, Puerto Rico (the "Toa Baja Plant") and the Company's plant in Rio Piedras, Puerto Rico (the "Rio Piedras Plant").

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

      In consultation with its auditors, and with Price Waterhouse, which assisted with the independent counsel investigation into the accounting irregularities, the Company has taken definitive steps to insure that internal management and accounting controls will prevent future accounting irregularities. Certain employees who the Company believes were principally involved in causing the accounting irregularities, are no longer employed by the Company or remain under strict supervision. In addition, the Company has replaced the senior officers in charge of the Company's accounting records with individuals whose integrity is not in question. The Company has adopted a comprehensive series of strict new internal management and accounting controls including implementation of strict control over preparation, review and documentation of all entries to the Company's books of account, monthly review of all journal entries by the Company's independent internal audit function and adoption of a corporate code of ethics. Also, the Company has created the position of financial account analyst who will be charged with monthly review of all significant account balances. There is, as well, a heightened level of awareness on the part of the internal audit committee. The chairmanship of the committee has been assigned to a person very experienced in the field of public accounting. Analysis of the Company's sensitive and critical accounts is being reviewed at the higher levels of management. Furthermore, implementation of procedures to liquidate those accounts related to credits and discounts granted to customers on a timely basis, so as to reduce the level of uncertainty inherent in estimating the appropriate balance accrued at the end of each month, have been implemented. Finally, a process of mutual reconciliation with the Company's franchisor in so far as amounts due from and to it at the end of each month has been implemented.

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

       In connection with efforts being made to improve the profitability of BAESA, in which the Company owns approximately a 17% interest, the transfer of voting control from the Essential Shareholders to PepsiCo (Phase II of the current agreement with PepsiCo relating to BAESA voting control) occurred on July 1, 1996. As a result of this change, the Company's investment in BAESA most likely will cause the Company to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In order to avoid being required to register as an investment company, which the Company believes would impose burdensome restrictions on its future operations, the Company's Board of Directors has expressed its intention to take steps as soon as is reasonably possible which are intended to result in the Company not being required to register as an investment company.

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

        Signatures                 Title              Date


/s/ Rafael Nin               Chief Executive      December 23, 1996
-------------------------    Offier
Rafael Nin


/s/ David L. Virginia        Chief Financial      December 23, 1996
--------------------------   Officer and Chief
David L. Virginia            Accounting Officer


















