Form 10-K
period 1996-09-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-12-23
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
(Mark One)
/x/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended September 30, 1996
                               or
/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from __________ to __________

                 Commission File Number 1-13914

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY
     (Exact name of Registrant as specified in its Charter)

                DELAWARE                    ###-##-####
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

         CARRETERA 865 Km. 0.4
         BO. CANDELARIA ARENAS
         TOA BAJA, PUERTO RICO                   00949
(Address of principal executive office)       (Zip code)

  Registrant's telephone number, including area code: (787) 251-2000

      Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class           Name of Exchange on Which Registered
Class B Common Stock, Par Value $.01         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:

                                    None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

      Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      Based upon the closing price of the Class B Common Stock on December 19, 1996, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), the aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of such date was approximately $70,125,000.

      As of December 19, 1996, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE

          Selected portions of the 1996 Proxy Statement of Pepsi-Cola Puerto Rico Bottling Company are incorporated by reference into Part III of this Form 10-K to the extent provided herein.



                 PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                   Index to Annual Report on Form 10-K
                      Year Ended September 30, 1996


ITEM NO.                                                 PAGE NO.

PART I
    Item 1.   BUSINESS.............................................    1
    Item 2.   PROPERTIES...........................................   14
    Item 3.   LEGAL PROCEEDINGS....................................   14
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   16

PART II
    Item 5.   MARKET  FOR  REGISTRANT'S  COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS................................   17
    Item 6.   SELECTED FINANCIAL DATA..............................   18
    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...................21
    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............28
    Item 9.   CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...................56

PART III
    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS........................57
    Item 11.  EXECUTIVE COMPENSATION..................................57
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT........................................57
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........57

PART IV
    Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K...........................................58
    SIGNATURES........................................................61





                                i



                             PART I

Item 1.        BUSINESS

General

     Pepsi-Cola Puerto Rico Bottling Company (the "Company") is a holding company which, through its manufacturing and distribution subsidiaries, produces, sells and distributes a variety of soft drink and fruit juice products, iced teas, isotonics and bottled water in the Commonwealth of Puerto Rico ("Puerto Rico"), pursuant to exclusive franchise arrangements with PepsiCo, Inc. ("PepsiCo") and other franchise arrangements. The Company also has rights to sell PepsiCo products to distributors in the U.S. Virgin Islands. The Company produces, sells and distributes soft drink products under the Pepsi-Cola, Diet Pepsi, Pepsi Free, Slice, Wonder Kola, On-Tap and Mountain Dew trademarks pursuant to exclusive franchise arrangements with PepsiCo. The Company produces (through an arrangement with a co-packer), sells and distributes isotonics under the All Sport trademark pursuant to an exclusive franchise arrangement with PepsiCo. In addition, the Company produces, sells and distributes tonic water, club soda and ginger ale under the Seagram trademark under an exclusive arrangement with Joseph E. Seagram & Sons, Inc. ("Seagram") and sells and distributes fruit juice products under the Welch's trademark, iced teas under the Lipton trademark and bottled water under the Naya trademark. The Company also produces, sells and distributes bottled water under its own Cristalia trademark.

      In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock of Buenos Aires Embotelladora S.A. ("BAESA"). BAESA is a Pepsi-Cola franchised bottler, with the exclusive rights to produce, sell and distribute PepsiCo soft drink products directly and through its subsidiaries in Argentina, Brazil, Costa Rica and Uruguay and through a joint venture in Chile.

      A subsidiary of the Company manufactures and sells plastic bottles and "preforms" (small molded plastic units which are expanded with air to produce plastic bottles).

      For its fiscal year ended September 30, 1996, the Company had a loss from operations of $(26.8) million compared to income from operations of $9.7 million during fiscal 1995. This severe impact on the profitability of the Company's operations resulted primarily from intense competitive pressures in Puerto Rico which produced lower sales prices, increased discounts offered to customers and a significant increase in selling and marketing expenditures. In addition, during the course of fiscal 1996, the Company discovered accounting irregularities that required it to restate its financial statements for the first and second quarters ended December 31, 1995 and March 31, 1996. Responding to the circumstances surrounding the discovery of these irregularities has required extensive management attention. In connection with the accounting irregularities, the Company has been named as a defendant in a number of class action shareholder lawsuits alleging violations of federal securities laws, and the Securities and Exchange Commission is investigating the circumstances surrounding the accounting irregularities. Responding to these lawsuits and this investigation has also required extensive management attention and the expenditure of substantial amounts for legal defense. In addition, BAESA encountered financial difficulties during the course of fiscal 1996. The Company's net loss of $(74.3) million for fiscal 1996 reflects loss before equity in earnings (loss) of BAESA of $(22.9) million and equity in net loss of BAESA, net of income tax of $(51.5) million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      In response to the difficulties faced by the Company during the past fiscal year, the Company has taken a number of steps intended to restore the profitability of its Puerto Rican bottling operations including the reorganization of its senior management and Board of Directors, the implementation of new pricing initiatives, the consolidation of most of its existing operations in its new Toa Baja bottling facility and other cost reduction measures. There can be no assurance, however, that the Company will be successful in reaching its goal of restoring the profitability of its Puerto Rican bottling operations.

      This Report contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report refer to the ability of the Company to implement pricing initiatives in a manner that improves the pricing environment in the marketplace, its ability to generate cost savings through the consolidation of existing operations, its expected future capital expenditures and the ability to achieve its goal of restoring the profitability of its Puerto Rico bottling operations as a result of these pricing initiatives and cost savings. These forward looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance. The Company's future performance also involves a number of risks and uncertainties. Among the factors that can cause actual performance to differ materially are: continued competitive pressures with respect to pricing in the Puerto Rican market notwithstanding the implementation of the pricing initiatives, the inability to achieve cost savings due to unexpected developments at the Company's new plant and other factors, changed plans regarding capital expenditures, adverse developments with respect to litigation, economic, climatic and political conditions in Puerto Rico, and the impact of such conditions on consumer spending.

      The Company was incorporated and acquired the franchise rights to produce, sell and distribute PepsiCo soft drink products in Puerto Rico in 1987. In 1989, the Company became one of the founding shareholders of BAESA, which was incorporated and commenced operations in the Buenos Aires metropolitan area in that year.

Principal Market

      The  principal market for the Company's products is  Puerto
Rico, a commonwealth of the United States with a population of approximately 3.7 million.

      Currently,  approximately 35% of the population  of  Puerto
Rico is under the age of 18 and 45% of the population is under the age of 25 which the Company believes is significant because young people are major consumers of soft drinks.

The Beverage Industry in Puerto Rico

     Consumption and Market Trends

      The Puerto Rican soft drink market is characterized by relatively low per capita consumption. In addition, the imposition of the Carbonated Beverage Tax had a material adverse effect on per capita consumption of soft drinks in the years in which it was in effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General Overview - Carbonated Beverage Tax." Consumption levels have generally increased since the replacement of the Carbonated Beverage Tax in January 1994 but remain low compared to consumption levels in the United States. In 1995, the annual per capita consumption of soft drink products in Puerto Rico was approximately 410 eight-ounce servings, as compared with approximately 816 eight-ounce servings in the United States.

     Market Share and Sales Data

      This subsection contains information regarding the Puerto Rican soft drink industry and the Company's market share thereof. Certain information regarding the Puerto Rican soft drink take-home market segment (retail sales to customers) has been obtained or derived from data published by Asesores, Inc. ("Asesores"), an independent research company. Asesores publishes bimonthly estimates of beverage consumption in the soft drink take-home market segment based on information obtained through weekly surveys of the consumption patterns of panels of individual consumers throughout Puerto Rico. The data for the surveys are collected in two ways: product presence is verified through an inventory "pantry check"; and information on purchases during the prior week is collected utilizing personal interviews. For each product category, the recorded information includes in-home presence, brand and type, size, quantity purchased, price and establishment where purchased. The universe of the study is defined as "all family households in Puerto Rico." The sample is stratified and proportional by geographic area, urban and rural zone, socio-economic levels and age group. The consumption and sales information relating to the take-home market segment may not be representative of sales of the Company's products as a whole.


      As used throughout this Form 10-K, the term "soft drink" refers generally to carbonated, nonalcoholic beverages. Soft drink products can be classified as colas or other flavored soft drinks. References to the term "case" throughout this Form refer to 192 ounces of finished beverage product (24 eight-ounce servings).

     Soft Drink Products

      The  following table shows the estimated total sales volume of  the  soft  drink  industry in Puerto  Rico  as  well  as  the
Company's   total  soft  drink  sales  volume  for  the   periods
indicated:

                               Estimated Industry
                                     Volume              Company Volume
Calendar Year              (in millions of cases)(1)  (in millions of cases)
-------------              -------------------------  ----------------------

   1990....................            61.3                23.2
   1991....................            54.6                24.1(2)
   1992....................            52.7                23.2(2)
   1993....................            54.1                24.5(2)
   1994....................            60.9                26.6
   1995....................            63.3                27.2(3)
   1996....................            60.1                29.1(4)
---------------
(1) Source:  Company estimates.
(2) Actual Company soft drink volume during 1991, 1992 and 1993 were 24.1,
    23.2 and 24.5 million cases respectively, of which 1.4, 1.4 and 2.3 million cases, respectively, were exported to Argentina.
(3) Represents fiscal year 1995 sales volume.
(4) Represents fiscal year 1996 sales volumes.

      Soft drink products can be classified as colas or other flavored soft drinks. The cola and flavored soft drinks segments represented approximately 64% and 36%, respectively, of the soft drink market in Puerto Rico in 1996. The following chart shows the Company's case sales volume of cola soft drinks for the periods indicated:

                                                     Company Cola
                                                        Volume
   Calendar Year                                (in millions of cases)
   -------------                                ----------------------
   1990.........................................          21.4
   1991.........................................          22.5
   1992.........................................          21.6
   1993.........................................          21.9
   1994.........................................          24.8
   1995 (fiscal year cola sales volume).........          24.9
   1996 (fiscal year cola sales volume).........          25.9

      Sales of cola soft drinks represented approximately 90% of the Company's total soft drink sales volume in the fiscal year
1996.




     The following chart reflects the Company's share of the soft drink and cola take-home market segments in Puerto Rico for the periods indicated:

                                    Company Share of      Company Share of
                                    Soft Drink Take-Home  Cola Take-Home
Calendar Year                       Market Segment(1)     Market Segment(1)
-------------                       --------------------  -----------------

   1990............................         47.3%              58.7%
   1991............................          47.8              60.7
   1992............................          53.1              61.4
   1993............................          49.1              59.5
   1994............................          49.3              56.7
   1995 (for the twelve-month
     period ended August 31, 1995).          49.4              56.5
   1996 (for the twelve-month
     period ended August 31, 1996).          47.3              54.2
----------------
(1) Source:  Asesores

     Other Products

       The   Company's   total  sales  volume  of  non-carbonated
beverages, including water, fruit juices, iced teas and isotonics, was 3.9 and 3.7 million cases, representing 12.9% and 11.4% of total sales volume, in calendar year 1995 and fiscal year 1996, respectively. The Company estimates that the industry sales volume of such beverages in Puerto Rico was 36.8 million cases in fiscal year 1996. The Company believes that its sales of non-carbonated beverages will represent an increasingly higher percentage of its total sales. The Company expects that the Toa Baja plant which was completed in early calendar year 1996 will enable the Company to begin or expand production of such products to meet anticipated growth in demand for such products.

Business Strategy

      The Company's current business strategy is to restore the profitability of its Puerto Rican bottling operations. The Company intends to pursue this strategy through the implementation of new pricing initiatives designed to address the current intense price competition in the soft drink market in Puerto Rico, the realization of efficiencies and cost savings through the consolidation of its existing operations in its new Toa Baja manufacturing facility, and the implementation of further cost cutting measures. There can be no assurance, however, that the Company will be successful in achieving its goal of restoring the profitability of its Puerto Rican bottling operations.

      The Company completed, during the fiscal year 1996, the construction of the Toa Baja plant and the consolidation of its operations in the Toa Baja plant. The Toa Baja plant has 3 bottling lines and increased the Company's annual production capacity by 60% (at comparable utilization rates) to approximately 44 million cases per year. The Company commenced operations at the Toa Baja plant in the third fiscal quarter and plans to close and sell the Rio Piedras plant as soon as possible. The plastics production facility has moved to Toa Baja in the first fiscal quarter of fiscal year 1997. Several facilities  leased  by  the Company in  the  San  Juan  area  and elsewhere in Puerto Rico were closed as a result of the completion and consolidation of operations in the Toa Baja plant. The Company anticipates that the opening of the new plant and the closing of leased facilities will lead to cost savings in the manufacturing and distribution of the Company's products, eliminate existing capacity constraints and the need for co-packing arrangements and improve production efficiency.

     The Company is pursuing opportunities to expand its presence in the flavored soft drink markets through the introduction of new products under both PepsiCo and other trademarks in 1996 and 1997.


Franchise Arrangements

     PepsiCo Products

      The Company has entered into a master franchise commitment letter (the "Franchise Commitment Letter") with PepsiCo with respect to the sale of PepsiCo soft drink products in Puerto Rico. The Company has also entered into exclusive bottling appointment agreements (each an "Exclusive Bottling Appointment" and collectively, with the Franchise Commitment Letter, the Concentrate Price Agreement and the Cooperative Advertising and Marketing Agreement between PepsiCo (or its affiliates) and the Company, the "Franchise Arrangements") for the relevant trademarks Pepsi-Cola, Diet Pepsi, Pepsi Free, Diet Pepsi Free, Lemon-Lime Slice, Diet Lemon-Lime Slice, Mandarin Orange Slice, Diet Mandarin Orange Slice, Teem, Diet Teem, Mirinda, On-Tap, Wonder Kola, Mountain Dew and All Sport. The Franchise Arrangements grant the Company exclusive rights to produce, bottle, sell and distribute PepsiCo soft drink products in Puerto Rico. The Franchise Arrangements also authorize the Company to supply canned beverages to the U.S. Virgin Islands, provided that it remains competitive in price, quality and quantity. The Company has the right of first refusal to purchase distribution rights for PepsiCo products in the U.S. Virgin Islands when such rights become available. If the Company wishes to bottle, sell or distribute any flavored soft drink or other carbonated beverage other than the products covered by the Exclusive Bottling Appointments, PepsiCo has the right of first refusal to provide the Company with concentrate for any such soft drink or to supply the Company with such other carbonated beverage at prevailing market prices. The Franchise Commitment Letters run concurrently with the Exclusive Bottling Appointments and terminate in the event of the termination or expiration of the Exclusive Bottling Appointments. All of the Franchise Arrangements have the provisions described below.

      The Franchise Arrangements require the Company to purchase its entire requirements of concentrates and syrups for all of the PepsiCo soft drink products from certain affiliates of PepsiCo. Pursuant to the Concentrate Price Agreement between the Company and PepsiCo, PepsiCo charges the Company the actual price of a unit of concentrate that is paid by bottlers for the same or similar concentrate in the continental United States on an equivalent yield basis based upon the then current domestic list price for each of the respective PepsiCo products.

      The Franchise Commitment Letter requires the Company to attain minimum volume and market share levels of the cola market and flavored soft drink market, minimum levels of nominal and effective distribution and minimum levels of capital expenditures. The Company believes it has so far exceeded such minimum levels. The Exclusive Bottling Appointments require the Company to maintain the share, distribution and expenditure targets for the PepsiCo soft drink products set forth in the Franchise Commitment Letter. In a number of minor respects, the Company may not have during the past fiscal year met certain market share requirements contained in the Exclusive Bottling Appointments with respect to certain soft drink flavors. The
Company has not received any notice from PepsiCo regarding any violations and does not believe that there is any risk to the Company of the Company being adversely affected by them. In the event the Company materially fails to achieve such aggregate market share distribution or capital expenditure and such failure continues for a period of 12 months following notice thereof from PepsiCo, then PepsiCo has the right to require the Company to dispose of the bottling business, plant and operating assets to a purchaser satisfactory to PepsiCo, or, if such purchaser is not found, to terminate the agreement. As required by the Exclusive Bottling Appointments, the Company has also developed a postmix department with the necessary infrastructure to provide effective service to the food service channel of distribution.

     The Company is obligated under the Franchise Arrangements to use, handle and process the concentrates purchased from PepsiCo and to bottle, label, package and distribute the PepsiCo soft drink products in accordance with PepsiCo's instructions. The Company must maintain and operate its plants and all sales and distribution equipment in clean and sanitary conditions in accordance with PepsiCo's standards and specifications, and otherwise must satisfy PepsiCo's quality control standards. The Company must comply with all standards and specifications with respect to the treatment and purification of water used in manufacturing PepsiCo soft drink products and the maintenance and operation of water treatment and purifying equipment. The Company must also conduct tests of the PepsiCo soft drink products and the water used in their manufacture, maintain records of such testing and permit PepsiCo access to its facilities for inspection purposes.


      The Company is required to test market and introduce new packages, sizes and products as PepsiCo may direct and promote and advertise the PepsiCo soft drink products. The Company is also required to make capital expenditures to maintain a sufficient inventory of bottles, cartons, containers and cases.

      The Franchise Arrangements also require the Company to display all advertising and promotional materials furnished by PepsiCo or its affiliates and to incur mutually agreed upon marketing, advertising and sales promotion expenditures. See "- Marketing."

     The Franchise Arrangements require the Company to not exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10.

      The Exclusive Bottling Appointments have ten-year terms expiring on November 5, 2003. Each of the Exclusive Bottling Appointments will automatically be extended for an additional five-year term expiring on November 5, 2008, provided the Company is not in breach of any provisions of the Franchise Arrangements. Thereafter, each agreement is automatically renewed for additional five-year terms unless either party gives written notice of its intention not to renew the agreement at least 18 months prior to the date of expiration of the term. PepsiCo may terminate the Franchise Arrangements if the Company fails to comply in any material respect with the terms and conditions of the Franchise Arrangements, subject to a right to cure in certain instances. In addition, PepsiCo may terminate the Franchise Arrangements if there is a change of effective control of the Company without PepsiCo's prior written consent. For purposes of the Franchise Arrangements, a change of effective control of the Company shall be deemed to have occurred if the Essential Shareholders (as defined below), directly or indirectly, cease to own or have the power to vote in the aggregate at least a majority of the voting stock of the Company. The "Essential Shareholders" are the members of the Charles H. Beach Voting Trust and the Michael J. Gerrits Voting Trust (together, the
"Essential Shareholders") controlled by Charles H. Beach and Michael J. Gerrits, respectively. The Essential Shareholders are thus required under the terms of the Franchise Arrangements to retain voting control of the Company. (See "Security Ownership" in the Company's Proxy Statement for 1996 incorporated herein by reference).

      In September 1996 in connection with his continued service as President and Chief Executive Officer, Mr. Rafael Nin requested, and was granted by the Essential Shareholders and certain other shareholders, a ten-year voting trust (the "Voting Trust") which entitles him to vote, but not own, 5,000,000 Class A Shares representing a controlling interest in the Company. In connection with the execution of the Voting Trust agreement, PepsiCo consented to the change of effective control of the Company from the Essential Shareholders to Mr. Nin, acting as voting trustee (the "Trustee"). The initial term of the Voting Trust is five years and is automatically renewed for an additional five-year period unless either PepsiCo or the Trustee notifies the other party of non-renewal at least six months prior to the end of the initial five-year term, provided that PepsiCo may not unreasonably withhold its consent to the additional five-year period. Under the terms of the Voting Trust, Mr. Nin is entitled to resign as Trustee at any time, which results in a termination of the Voting Trust. If the Voting Trust is terminated because of the resignation or death of the Trustee, PepsiCo has the right for a period of ninety days after such resignation or death to appoint a new Trustee to replace Mr. Nin for the remaining term of the Voting Trust, subject to the approval of the beneficial owners of a majority of the Class A Shares. Upon the termination of the Voting Trust at the expiration of its term, the Class A Shares held in the Voting Trust will be returned to the Essential Shareholders and the terms of the Franchise Arrangements applicable to the Essential Shareholders will again become effective.

      In connection with the Voting Trust, Mr. Nin was granted a two-year option at $1 per share on the Class A Shares held in the Voting Trust, to be exercised for the exclusive benefit of the Company.

      In  addition  to  the  products covered  by  the  Franchise
Arrangements,  the Company has the rights to sell and  distribute
Lipton Ice Tea Original Formula pursuant to a joint venture arrangement between PCI and Lipton.


     Other Products

      The Company has reached agreement on the terms of a soft drink trademark license and bottling agreement with Seagram for the exclusive rights to produce, sell and distribute tonic water, club soda and ginger ale under the Seagram trademark in Puerto Rico. The Company must purchase concentrate from Seagram at a price per unit mutually agreed upon by Seagram and the Company. The Company is obligated to meet specified production levels. The Company may not produce, sell or distribute any other tonic water, club soda or ginger ale other than the Seagram trademark. The Company has further agreed to maintain certain production and quality control standards, and to use its best efforts to advertise and promote the sale, distribution and consumption of the Seagram products in the franchise territory. The license and bottling agreement with Seagram is effective through January 31, 2000 and is renewable for successive ten-year terms thereafter at the option of Seagram. The agreement with Seagram may be terminated in the event that the Company does not comply with its terms and, in the case of the Company's bankruptcy, appointment of a receiver or assignment for the benefit of creditors.

      The Company has entered into a sales and distribution agreement effective through March 31, 1997 with Welch Foods Inc. ("Welch's") for the rights to sell and distribute non-carbonated fruit juice beverages under the Welch's trademark in Puerto Rico. The Company must purchase the product from certain authorized sellers and may not manufacture, sell or distribute certain specified brand names which compete with Welch's products. The Company is actively negotiating the renewal of this distribution agreement.

      The Company has entered into an exclusive distributorship agreement effective through 2013 with Nora Beverages Inc. to distribute natural spring water under the Naya trademark in Puerto Rico and St. Maarten.

     Franchise Protection

      The Company's Franchise Arrangements with PepsiCo are subject to Act No. 75 of June 24, 1964 of Puerto Rico, as amended, ("Act 75"), which provides that a company that grants distribution rights to a distributor in Puerto Rico may not unilaterally terminate, perform any act detrimental to or refuse to renew its agreement with the distributor without just cause, and would be required to pay damages to the distributor as specified in Act 75 in the event of a termination, impairment or non-renewal without just cause, which are specific acts set forth in Act 75 which are attributable to the distribution. Act 75 does not protect a distributor in the event of a breach by such distributor.

Proprietary Trademarks

      The Company produces, sells and distributes bottled water under its own Cristalia trademark in one-gallon and five-gallon containers. The Company's sales of Cristalia bottled water totalled $4.5 million in 1996 and accounted for 4.4% of the Company's net sales and 9.4% of sales volume for the fiscal year 1996.

Production

      Soft drinks are produced by mixing water, concentrate and sweetener and injecting carbon dioxide gas into the mixture to produce carbonation immediately prior to bottling. Prior to mixing, the water is processed to eliminate mineral salts, chlorinated and then passed through purification tanks containing sand filters to eliminate remaining impurities and carbon filters to eliminate chlorine taste, copper and odors. The purified water is then combined with processed sugar and concentrate. Following carbonation the mixture is bottled in prewashed bottles or aluminum cans. The Company maintains a laboratory area at its production facility where raw materials are tested and samples of soft drink products are analyzed to ensure quality control.

      The raw materials used by the Company in the production of soft drinks include concentrate, syrup, water, sugar, carbon dioxide gas, glass and plastic bottles, aluminum cans and other packaging material. The Company is obligated under the terms of the Franchise Arrangements to obtain concentrate for the production of soft drink products from PepsiCo or its affiliates. The Company obtains water from publicly available supplies (such as municipal water systems) and from its own drilled wells. The Company obtains all of its sugar requirements from a number of independent suppliers and distributors located in the United States and Puerto Rico. The Company does not directly purchase low calorie sweetener for use in diet soft drinks because these sweeteners are already contained in the diet soft drink concentrates purchased by the Company. The Company purchases its supplies of carbon dioxide gas from a number of independent suppliers in Puerto Rico and elsewhere. The Company purchases plastic bottles used in the bottling process principally from its plastics operation and from other independent suppliers as needed. The Company also manufactures preforms which are utilized in bottle manufacture. Plastics were also sold to BAESA during the first quarter of 1996. All bottles used in the bottling process of Cristalia are purchased by the Company from a number of independent suppliers. The Company purchases its aluminum can requirements from Crown Cork & Seal.

     None of the raw materials or supplies used by the Company is currently in short supply, although the available supply of certain materials could be adversely affected in the future due to reasons outside the Company's control.

      The  following table sets forth the principal raw materials utilized in the soft drink production process and the approximate percentage  of the Company's total cost in the fiscal  year  1996 represented by each of them.

                                         Percentage of
                                         Fiscal Year
Raw Material                             1996 Cost
------------                             -------------


Packaging..................................  45.8%
Concentrate................................  29.9
Sugar/fructose.............................  16.9
Carbon dioxide gas.........................   1.1
Other......................................   6.3
                                            -----
          Total............................ 100.0%
                                            =====

      The Company produces bottled water under its Cristalia trademark at a facility located in Ponce. The water obtained from a spring and several wells is passed through purification tanks containing sand filters and carbon filters and subjected to reverse osmosis treatment to filter out impurities and certain minerals. After the water is passed through an ozonator for further treatment, it is bottled in one- and five-gallon containers.

      The Company currently produces soft drinks at its plant in Toa Baja and bottled water at a leased facility in Ponce. The Company moved its manufacturing operations from Rio Piedras to Toa Baja during the third quarter of fiscal year 1996. The following chart shows the approximate effective production capacity, number of shifts and bottling lines, and average fiscal year 1996 capacity utilization for the Toa Baja plant:

               Approximate Effective      Number of      Average 1996
Plant          Production Capaity(1)   Bottling Lines Capacity Utilization(2)
-----          ---------------------   -------------- -----------------------

Toa Baja......      44,347(2 shifts)        3                   65%

----------------
(1) Approximate effective production capacity is expressed in thousands of cases per year, assuming the number of shifts indicated. Effective production capacity is a plant's theoretical installed capacity, adjusted for seasonal variations in demand as well as regular maintenance and repair.
(2) Actual production in fiscal year 1996 expressed as a percentage of approximate effective production capacity.

      The  Company expects to produce substantially  all  of  its products during fiscal year 1997 in its soft drink plant in Toa Baja or in its water plant in Ponce (the "Water Plant"). The remaining volume is purchased from outside sources. The Toa Baja plant is located approximately 15 miles west of San Juan and the Water Plant is located on the southern portion of the island of Puerto Rico. The Rio Piedras plant has been cleared of all producing equipment and is currently on the market for sale.



Distribution

      Once the bottling process is complete, the Company packages its soft drink products in cases, tanks and boxes for distribution throughout its franchise territory. The Company uses two primary methods of distribution for its soft drink products: conventional routes and bulk presell delivery. In the conventional route form of distribution, a truck owned or leased by the Company is loaded with the Company's beverage products and visits each of the Company's customers along an assigned distribution route. The customer places orders and accepts delivery of the amount of the Company's products needed at that time. The drivers and sales persons which deliver the Company's products along the conventional route system are employees of the Company in Puerto Rico. The conventional route form of distribution is the main form of distribution currently used by the Company in Puerto Rico.

     Under the bulk presell method of distribution, the Company's account representatives and key account salespersons visit customers assigned to their route and fill out order forms for the Company's products. These orders are processed at the Company's plant and the products are delivered the next day in trailer loads by independent truck drivers or in bulk (less than trailer loads) by the Company's employees in Company-owned or leased trucks. The bulk presell method is mostly used for wholesalers and large retailers.

      The Company intends to emphasize the "route presell" method of distribution for its conventional routes where feasible to capitalize on its planned introduction of new products and packaging formats. Under the route presell method, employees of the Company visit customers assigned to their route and take orders which are processed at the end of the day. The ordered products are then delivered the next day by the Company's employees in Company-owned or leased trucks. The Company has conducted pilot tests for the route presell method in the San Juan metropolitan area and these tests indicate that the route presell method of distribution is preferred by the Company's customers. In addition, this method provides better route coverage in densely populated areas and facilitates the distribution of the Company's existing products as well as the introduction of new products.

      As of September 30, 1996, the Company had approximately 112 distribution routes (conventional, bulk and presell) and its transportation fleet consisted of approximately 125 trucks. The Company's products are also distributed to restaurants and soda fountains in post-mix form.

      In addition, the Company has approximately 1,250 "single service" and 1,500 "full service" vending machines throughout Puerto Rico. In the "single service" format, the proprietor of the location of the machine purchases a minimum amount of the Company's products while in the "full service" format, the Company pays a commission to the proprietor and supplies and retains the profit from sales from the machines. The Company is responsible for refurbishing and maintaining the vending machines and there is no charge for installation and maintenance or rental fees for the vending machines. The Company's bottled water is distributed to customers in private homes, businesses and government agencies some of which have coolers installed by the Company. The Company receives a rental payment for each cooler installed by the Company.

      In the fiscal year 1996, approximately 52% of the Company's net sales was to supermarkets and grocery stores, 29% was to "cash and carries" (small, high-volume wholesalers) and similar businesses, 12% was to restaurants and soda fountains and 7% was through other distribution channels. The Company also distributes its products through vending machines and is in the process of rapidly expanding its placement of vending machines throughout Puerto Rico. The Company's Cristalia brand bottled water is distributed to private homeowners, businesses and government agencies. Most sales to the Company's customers are on a credit basis, with payment due approximately 30 days after delivery. Credit sales and cash sales accounted for approximately 81% and 19%, respectively, of the Company's total sales in the fiscal year 1996.

Marketing

      The Company has entered into a cooperative advertising and marketing agreement with affiliates of PepsiCo in Puerto Rico. This arrangement provides for advertising of Pepsi-Cola and other PepsiCo soft drink products on television and radio stations, billboards, newspapers and other media. The total amount spent by the Company on advertising pursuant to this cooperative arrangement in any year is determined by the amount set forth in that year's cooperative marketing agreement.

      A primary basis of competition among soft drink bottling companies is sales promotion activities, including television, radio and billboard advertising and "point of purchase" promotional devices, such as display racks and cases, clocks, neon signs and other merchandise and equipment bearing the Pepsi logo and placed in retail outlets where the Company's products are sold.

      The Company also uses point-of-purchase promotional devices approved by PepsiCo in marketing its products. These products consist primarily of prominent in-store displays such as racks and cases. These products are delivered to the Company's customers by distribution trucks along with soft drink deliveries. The Company shares the cost of these point-of-purchase promotional devices, excluding design costs, with PepsiCo. PepsiCo reimburses the Company for PepsiCo's share of its marketing expenditures. PepsiCo may from time to time during the year pay for marketing expenditures directly, subject to agreement with the Company, and will be credited for such payments toward PepsiCo's share of marketing expenditures.

     The Company has entered into long-term arrangements to offer discounts to selected customers, such as the major supermarket chains in Puerto Rico. The Company has also entered into cooperative marketing agreements with its customers relating to special displays and promotional campaigns for the Company's products.

      The Company frequently uses promotional campaigns such as concerts and sports events, merchandise giveaways, contests and similar programs to increase sales of its products. These programs are typically heavily advertised and frequently result in increased sales and higher per capita consumption of the Company's products during the time the program is being conducted.

      The Company sells its soft drink and water products in a variety of non-returnable bottles, both glass and plastic, and in cans, in a variety of sizes. The Company currently sells its products in 15 different packaging formats. The Company continually examines sales data and customer preferences in order to develop a mix of packaging formats which consumers will consider most desirable in order to increase sales and per capita consumption of the Company's products. All the packaging formats utilized by the Company for soft drink products are subject to the approval of PepsiCo.

     A primary basis of competition in the soft drink industry in Puerto Rico is the "image" that a particular soft drink has among consumers. The Company intends to continue to promote the image of PepsiCo products among consumers in Puerto Rico by means of advertising which depicts PepsiCo products as the preferred soft drink products among consumers.

     The Company uses its management information systems in order to evaluate sales data for purposes of forecasting future sales and establishing sales quotas and forecasts. Based on the information compiled in the Company's historical sales records, the Company may initiate one or more of the marketing programs described above in order to increase sales volume or per capita consumption of its soft drink products.

Competition

       The soft drink industry in Puerto Rico is highly competitive. In addition, during fiscal 1996, the Company faced intense price competition resulting in substantially lower net prices. The Company's principal competitors in Puerto Rico are the local bottlers and distributors of Coca-Cola in the cola market and Seven-Up in the flavored soft drink market. The Company's other competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers of smaller private label soft drinks, which the Company believes have historically represented less than 4% of total soft drink sales in Puerto Rico. During fiscal year 1996 the Coca-Cola franchise was sold to an investor group headed by a Florida-based businessman and the Seven-Up Company was sold in part to its management group in a leveraged buy-out transaction. These two transactions have resulted in a significant increase in competition in the Puerto Rican soft drink market, increasing the Company's marketing and discount expenditures during fiscal year 1996.



      Carbonated soft drink products compete with other major commercial beverages, such as coffee, milk and beer, as well as non-carbonated soft drinks, citrus and non-citrus fruit drinks and other beverages.

      The principal methods of competition in the soft drink industry in Puerto Rico are pricing, advertising and product image. In addition, the Company provides discounts to certain of its large customers such as supermarket chains, fast food chains and other retail outlets which carry PepsiCo soft drink products.

      The following charts compare the market share of PepsiCo soft drink products and Coca-Cola soft drink products in the Puerto Rican soft drink take-home market at the end of the periods indicated.

                                       Soft Drinks Take-Home Market Share(1)
                                       -------------------------------------
       Calendar Year                   PepsiCo Products  Coca-Cola Products
       -------------                   ----------------  ------------------
       1990............................      47.3%             29.7%
       1991............................      47.8              24.5
       1992............................      53.1              28.7
       1993............................      49.1              33.0
       1994............................      49.3              33.0
       1995 (for the twelve-month
       period ended August 31, 1995)...      49.4              32.3
       1996 (for the twelve-month
       period ended August 31, 1996)...      47.3              32.6

----------------
(1)  Source: Asesores

Plastic Products

      Beverage Plastics Company, a subsidiary of the Company, manufactures and sells non-returnable plastic bottles and preforms. In 1996, the plastic bottles manufactured by that subsidiary were used entirely in the Company's soft drink production and distribution business, and the preforms were all used in the manufacture of plastic bottles or sold to the Argentine and Brazilian operations of BAESA. Sales to BAESA were discontinued in early 1996.

Government Regulation

      The Company's operations are subject to the regulatory oversight of the U.S. Department of Agriculture and Department of Labor, the Food and Drug Administration, the Occupational Safety and Health Administration, the Environmental Protection Agency and the Puerto Rico Environmental Quality Board.

     The Company is required to obtain municipal licenses for its bottling plants. The Company is currently in compliance with such requirements. Additionally, the Company routinely obtains the necessary approvals to operate certain machinery and equipment, such as boilers, steamers, compressors and precision instruments, from municipal authorities.

     Environmental Regulation

      The Company has entered into a stipulation, dated September 11, 1990 (the "Stipulation") with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") with respect to the discharge of waste water in excess of pretreatment permit limitations. Pursuant to the terms of the Stipulation, PRASA and the Company agreed on a compliance plan by which the Company would invest approximately $1.0 million for the construction of a waste water treatment plant in its bottling facilities and would pay an administrative penalty to PRASA. The Company also entered into a settlement with PRASA covering surcharges to be paid by the Company for the discharge of waste water in excess of surcharge limits. Under the terms of the settlement, the Company agreed to pay PRASA the amount of $60,000 in accord and satisfaction for any surcharges which might have been computed and notified on or before June 1, 1991. The settlement provides for prospective surcharges as follows: (a) $48,000 for the period from June 1, 1991 to December 31, 1991; (b) $10,000 per month for the period from January 1,


1992 through and until June 30, 1993; and (c) $12,500 per month for the period from July 1, 1993 through and until the waste treatment facility at the Toa Baja plant is completely built and operational. The settlement also provides for additional surcharges if certain limits are exceeded. The Company received a permit from PRASA to operate its Toa Baja plant until June 28, 1997 while a PH Equalization Facility is being placed in service and the discharge of waste water is characterized. This process will provide the information needed to obtain the permanent permit. The Company hopes that the results of the characterization of the discharge of waste water will permit it to make use of a municipal waste treatment facility, for which it would pay a monthly fee, and thereby avoid the need to construct a separate waste water treatment plant adjacent to its Toa Baja manufacturing facility. The Company places a high priority on quality control and industrial safety and believes that it is in material compliance with all other applicable regulations. The Company received the Quality Award from PepsiCo in 1993 and 1994. The International Bottled Water Association's Quality Award has been received by the Company's Water Plant for 1994, 1995 and 1996.

     Taxation

      The Puerto Rican government currently imposes an excise tax on carbonated beverages of 5% of the "taxable price in Puerto Rico." The "taxable price in Puerto Rico" for a product manufactured in Puerto Rico is effectively defined under the Puerto Rico Excise Act as 72% of the manufacturer's sales price. The Company is thus subject to an excise tax at an effective rate of 3.6% (or 5% of 72%) of the sales price of its soft drink products.

Employees

      At September 30, 1996, the Company had 477 full-time employees, approximately 65% of which were represented by a labor union. The Company believes that its relationship with its employees and their unions is excellent. The Company has not experienced any strike or work stoppage since the Company was acquired in 1987. Labor relations are generally governed by union agreements entered into from time to time between the Company and its employees. The Company has entered into three such agreements, with its union employees in its manufacturing and distributing subsidiaries, its plastics subsidiary and its bottled water division, respectively. The Company's agreements relating to its manufacturing and distributing subsidiaries expires on December 31, 1997. The agreement relating to its plastics subsidiary expired on October 1, 1996. The Company currently is in the process of renegotiating this agreement. Each of the agreements relating to the manufacturing and distributing  subsidiaries  and the  agreement  relating  to  the plastics subsidiary are subject to automatic renewal for additional one-year terms unless terminated by either party in writing. The Company's agreement relating to the bottled water division became effective January 1995 and expires on December 31, 1998. The Company and the labor union are in the process of renegotiating the agreement relating to its manufacturing and distribution subsidiaries with the intention of increasing efficiencies and lowering the operating costs in both subsidiaries.

Executive Officers of the Company

      The  executive officers of the Company are elected  by  the
Board  of  Directors and serve at its discretion.   There  is  no
family relationship among any of the officers or directors.

     The following table sets forth certain information regarding the executive officers of the Company.

Name                  Age  Position                    Officer Since
----                  ---  ---------                   -------------
Rafael Nin............ 52  President and Chief           1996
                           Executive Officer
C. Leon Timothy....... 61  Senior Vice President-        1990
                           Investor Relations
David Cuthbertson..... 55  Vice President -              1990
                           Operations
Manuel Bonilla........ 46  Vice President -  Sales       1996
                           and Marketing
Reinaldo Rodriguez.... 51  Vice President -  Human       1996
                           Resources
David Lee Virginia.... 46  Vice President - Finance      1996
                           Officer
Jose Gonzalez          39  Vice President -  Internal    1996
                           Audit



      On June 11, 1996, Rafael Nin, one of the Company's founding shareholders and a member of the Board of Directors of the Company replaced Charles H. Beach as the Company's President and Chief Executive Officer. Effective August 8, 1996, Charles Beach, the Chairman of the Board of Directors, and Michael Gerrits, who together were then the controlling shareholders of the Company, resigned as Board members. The Company further restructured its Board of Directors under the leadership of a new Chairman, John W. Beck. Beck is the retired chairman and chief executive officer of First National Bank, Orlando/Winter Park, Florida and has been a Director of the Company since 1987. The Board also appointed Richard Reiss, a certified public accountant and well known business consultant in Puerto Rico, to chair the Audit Committee.

      In connection with his continued service as President and Chief Executive Officer, Mr. Nin requested, and was granted by the Company's controlling stockholders, a ten-year voting trust agreement which entitles him to vote, but not own, 5 million Class A shares, a controlling interest in the Company. Mr. Nin was granted a two-year option at $1 per share on these controlling shares, to be exercised for the exclusive benefit of the Company. At his request, this option may not be exercised for his own benefit. See "Business-Franchise Arrangements". All remaining 9.5 million founding shares, not subject to the option, are free from shareholder agreement trading restrictions. A prior option to purchase a substantial interest in the Company, previously reported as granted to Nin upon his appointment as chief executive officer, was never formalized, and has been withdrawn by mutual agreement.

      The following is a brief description of the business background of each of the executive officers of the Company.

      Rafael Nin has been a Director of the Company since May 1987. He was elected President and Chief Executive Officer in June 1996. He has been a Director of Bestov Foods S.A., a Pizza Hut franchise in Argentina since 1992, and has acted as President and Chief Executive Officer of Kana Development, Inc., a land development company, since 1983.

      C. Leon Timothy has been a Senior Vice President of the Company since February 1990 and a Director of the Company since December 1992. He was a Director of BAESA from April 1990 until July 1996 and a Senior Vice President of BAESA responsible for shareholder relations until July 1996.

      David Cuthbertson has been a Vice President of the Company in charge of operations since July 1990. He was a regional Sales
Manager for Crown Cork and Seal Company from 1979 to June 1990.

      Manuel Bonilla has been a Vice President of the Company in charge of Sales and Marketing since September 1996. He was Vice
President of Sales for Philip Morris Latin America from  1987  to
August 1996.

     Reinaldo Rodriguez has been Vice President of the Company in charge of Human Resources since September 1996. He was Vice President in charge of Human Resources for BAESA form 1990 to July 1996, and he was Personnel Director for Pepsi Cola Puerto Rico Bottling Company from 1982 to 1990.

     David Lee Virginia has been Vice President of the Company in charge of Finance since September 1996. He was Planning Director for Pepsi Cola Engarrafadora Ltda from 1994 to 1996. He was with BAESA in a number of positions including Vice President - Treasurer from 1992 to September 1994 and he was Vice President in charge of Finance for Pepsi Cola Puerto Rico Bottling Co. from 1987 to 1992.

      Jose Gonzalez has been a Vice President of the Company in charge of Internal Audit since October 1996. He was previously Audit Manager, since December 1995. He was Controller and Operations Manager for The West Company from 1993 to 1995 and Assistant Controller for Nypro Puerto Rico Inc. from 1992 to 1993. Previous positions include Senior Accountant for Motorola of Puerto Rico and Senior Auditor for Coopers & Lybrand, from 1988 to 1992.


Investment in BAESA

      On July 1, 1996, voting control of BAESA was transferred to PepsiCo with the result that the Company no longer exercises any significant influence or control over BAESA. As a result of this change, the Company's investment in BAESA may cause the Company to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). In order to avoid being required to register as an investment company, which the Company believes would impose burdensome restrictions on its future operations, the Company's Board of Directors has expressed its intention to take steps as soon as reasonably possible which are intended to result in the Company not being required to register as an investment company. The Company expects to file with the Securities and Exchange Commission an application for an exemptive order from registration under the Investment Company Act. There can be no assurances, however, that the Company will be successful in obtaining such an exemptive order or will otherwise find a way to avoid registration, or that if the Company is ultimately required to register, it will not adversely affect the Company's future business operations.

Item 2.        PROPERTIES

Properties

     The properties of the Company primarily consist of bottling, warehouse, distribution, plastic production and office facilities, located in Puerto Rico. The Company owns the property previously used as a bottling plant in Rio Piedras and one bottling plant in Toa Baja. Substantially all of the
Company's real property, machinery and equipment are pledged pursuant to the terms of a Credit Agreement among the Company and its subsidiaries and Banco Popular de Puerto Rico. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company - Liquidity and Capital Resources." The principal offices of the Company are located in Toa Baja. The Company leases two warehouse and distribution facilities in Ponce, Mayaguez and the production facilities for Cristalia bottled water in Ponce. The remainder of the Company's properties is held in fee.

      At September 30, 1996, the net book value of all land, buildings, machinery, and equipment owned by the Company in Puerto Rico was approximately $53.7 million. The total annual rent paid by the Company for the year ended September 30, 1996 for its leased production, distribution and office facilities and equipment in Puerto Rico was approximately $1.4 million.


Item 3.        LEGAL PROCEEDINGS

      Nine putative class actions alleging federal securities violations by the Company and others have been filed since August
14, 1996:

      1.    Robert  and  Ilene  Weiss v. Pepsi-Cola  Puerto  Rico
Bottling  Co.,  Charles  H.  Beach and  Rafael  V.  Farace,  U.S.
District Court for the Southern District of Florida, Civil Action
No. 96-2290, filed 8/14/96, Judge Moore.

      2.  Louis Goldstein v. Pepsi-Cola Puerto Rico Bottling Co.,
Charles  H. Beach, Michael J. Gerrits and Rafael V. Farace,  U.S.
District Court for the Eastern District of New York, Civil Action
No. 96-4010, filed 8/14/96, Judge Gleeson.

      3. The Great Neck Capital Appreciation Investment Partnership, L.P. and Sam Tave v. Charles H. Beach, Michael J. Gerrits, Rafael V. Farace and Pepsi-Cola Puerto Rico Bottling Company, U.S. District Court for the Southern District of Florida, Civil Action No. 96-8578, filed 8/15/96, Judge Moore.

      4.    Luis  A.  Rivera  Pomales, Rosa  I.  Quintana,  Frank
Fernandez, Tallaboa Heavy Equipment Corp., Rafael Tamayo, Internal Medicine Corp., Nelson Capote, Myrta Oceguera, Evencio Rodrigues v. Pepsi-Cola Puerto Rico Bottling Co., Paine Webber, Incorporated, Oppenheimer & Co., Inc. KPMG Peat Marwick, KPMG

Peat  Marwick, LLP, KPMG Finsterbusch Pickenhayn Sibille, Charles
H. Beach, Michael J. Gerrits, James C. Keavney, John W. Beck, Charles R. Krauser, Anton Schedlbauer, C. Leon Timothy, Raymond Ulrich, ABC Inc., DEF, Inc. Mr. X and Mrs. Y, U.S. District Court for the District of Puerto Rico, Civil Action No. 96-1997, filed 8/16/96, Judge Dominguez.

      5.   Joseph Singer v. Charles H. Beach, Michael J. Gerrits,
Rafael  V.  Farace  and Pepsi Cola Puerto Rico Bottling  Company,
U.S.  District Court for the Southern District of Florida,  Civil
Action No. 96-2459, filed 8/29/96, Judge Moore.

      6. Annabella Sykes Ray. On behalf of herself and all others similarly situated v. Pepsi-Cola Puerto Rico Bottling Company, a Delaware corporation, Charles H. Beach and Rafael V. Farace, U.S. District Court for the Southern District of Florida, Civil Action No. 96-8590, filed 8/20/96, Judge Moore.

      7. Sweetwater Investments, Inc. On behalf of itself and all others similarly situated v. Pepsi Cola Puerto Rico Bottling Co., Charles H. Beach, Michael J. Gerrits, James C. Keavney, John
W. Beck, Charles R. Krauser, Angel Collado-Schwatz, Rafael Nin, Anton Schedlbauer, C. Leon Timothy, Raymond Ulrich and Rafael V. Farace, U.S. District Court for the Southern District of Florida, Civil Action No. 96-8671, filed 9/26/96, Judge Moore.

      8. Turabo Medical Center, Harzan Mortgage, Sara Pons, Virgilio Cardona de la Obra, Charlie La Costa, Miguel A. Ortiz Flores, Trustee of Miguel A. Ortiz Flores Keogh Plan, Hipolito Miranda, Cesar A. Cruz, David W. Tsao and Vivien Chen, Luz
Correa, Hector Velez, Pedro Zervignon, Elsa Castro Perez, Dr. Robreto Rodriguez Velez, Oscar Rivera and Anabel A. Rivera, Diana Nazario, Kau Shing Fung and Mui Chun Wong, Orlando Marrero Santiago, Marcos Bandrich, Alfredo Garcia Sasco and Wilma Bordoy Otero, Ernesto Iglesias, Rodfam Investments, Inc. v. Charles H. Beach, Michael J. Gerrits, Rafael V. Farace and Pepsi-Cola Puerto Rico Bottling Company, U.S. District Court for the District of Puerto Rico, Civil Action No. 96-2250, filed 10/11/96, Judge Dominguez.

      9. Joseph Shanken on behalf of himself and all others similarly situated v. Pepsi-Cola Puerto Rico Bottling Company, Charles H. Beach, Michael J. Gerrits and Rafael V. Farace, U.S District Court for the Southern District of Florida (Northern Division), Civil Action No. 96-8712, filed 10/18/96, Judge Moore.

      All nine actions allege violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on accounting irregularities in the Company's reported financial results for its first and second quarters ended December 31, 1995, and March 31, 1995, respectively. Three of the nine actions (the Pomales, Sweetwater and Shanken cases) further claim violations of the Securities Act of 1933; i.e., a fraudulent scheme to misrepresent the Company's financial condition, beginning with misrepresentations in the Company's September 19, 1995 initial public offering and continuing in its quarterly financial reports. One of the nine actions (the Pomales case) additionally alleges a claim for "Fault, Negligence and Tort-Recklessness" based on the same allegations underlying the federal securities claims.

      Plaintiffs in all the actions seek, inter alia, unspecified money damages. Plaintiffs in the Pomales case seek, inter alia, rescissory or compensatory damages which are alleged to be estimated to exceed $70,000,000, together with pre-judgment interest; and judgment declaring null and void the sale of the Company's common shares initially sold to the public in the Company's September 19, 1995 initial public offering and all subsequent trading in such shares. Similarly, plaintiff in the Sweetwater Investments, Inc., case seeks inter alia, recision of the stock purchases. The Company's time to respond to any of the complaints has not yet expired.

      On or about October 15, 1996, The Great Neck Capital Appreciation Investment Partnership, L.P., Singer, Weiss, Sweetwater Investment and Ray plaintiffs each separately filed motions to consolidate all actions against the Company pending in Florida (other than the Shanken action which had not yet been filed), to appoint a lead plaintiff, and to appoint lead plaintiffs' counsel. All Florida plaintiffs, including the plaintiff in the Shanken case, seek to transfer the consolidated actions to the District of Puerto Rico. The Company has opposed this effort, and the issue remains sub judice.


     On or about October 18, 1996, the Pomales and Turabo Medical Center plaintiffs in the actions pending in the District of Puerto Rico moved for consolidation, which was granted by the court on November 4, 1996. On November 13, 1996, the Company's motion to Consolidate and Transfer Actions to the Southern District of Florida was filed with the Judicial Panel on Multidistrict Litigation, and briefing by the parties has been completed. A hearing on the Company's motion is scheduled for January 24, 1997. In November 1996, plaintiffs in the Florida actions moved for class certification. The Company's time to respond to the class certification motion has not yet expired.

      The Company intends to defend these lawsuits vigorously. However, there can be no assurance that there will not be developments with respect to these lawsuits adversely affecting the Company's financial condition. Also, accounting and legal fees incurred by the Company are likely to continue to be excessive in the foreseeable future.

       In addition, in connection with the accounting irregularities, the Securities and Exchange Commission has issued an Order Directing Private Investigation and Designating Officers to Take Testimony, styled In the Matter of Pepsi-Cola Puerto Rico Bottling Company, File No. HO-3199. The Staff of the SEC is currently engaged in that investigation and the Company is cooperating fully.

      In November 1995, the Company obtained directors, officers and entity liability insurance coverage. The Company has been recently advised by the insurance carrier that based on the allegations contained in the complaints relating to the lawsuits described above, the insurance carrier (although not implying that it believes such allegations to be true) now believes that certain of the claims appear not to be covered by the policies, and that other claims may not be covered. The Company intends to vigorously contest this interpretation of the policies by the insurance carrier, but there can be no assurance that any coverage ultimately will be available to the Company under the policies with respect to some or all of the claims under these or similar lawsuits.


Item 4. SUBMISSION  OF  MATTERS TO  A  VOTE  OF  SECURITY HOLDERS

     There were no matters submitted to a vote of securityholders during the fourth quarter of the fiscal year ended September 30, 1996.



                            PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

      As of December 19, 1996, there were (i) 5,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Shares"), issued and outstanding and held by 29 shareholders of record, and (ii) 16,500,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Shares" and together with the Class A Shares, the "Common Stock"), issued and outstanding and held by 730 registered shareholders of record. The principal market for the Company's Class B Shares is the New York Stock Exchange, Inc. (the "NYSE"). The Class A Shares are not listed for trading on any securities exchange.

     The Company's Class B Shares have been listed for trading on the NYSE since September 20, 1995 under the symbol PPO. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class B Shares on the NYSE as reported in the consolidated transaction reporting system.
The closing sale price of the Company's Class B Shares on the NYSE on December 19, 1996, as reported in the consolidated transaction reporting system, was $4.25.

                                      High                Low
                                      ----                ---
1995
----
Fourth Quarter (from September 20)..   $14.00             $12.75
1996
----
First Quarter.......................   $14.00             $11.00
Second Quarter......................   $13.12              $9.00
Third Quarter.......................   $10.125            $7.875
Fourth Quarter......................   $ 7.875             $4.50
First Quarter (from October 1,
1996 through December 19, 1996).....   $ 5.50              $4.25

      The Company's Board of Directors from time to time may declare, and the Company may pay, dividends on its outstanding shares of Common Stock in the manner and upon the terms and conditions provided by law. Pursuant to the terms of the Credit Agreement, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions described above) has occurred or would occur because of the payment of dividends.

      The Company does not expect to pay any dividends for the foreseeable future.

      The following table sets forth the cash dividends paid by the Company with respect to the Common Stock for the dates indicated. Dividend per share amounts prior to September 1995 have been adjusted to give retroactive effect to the stock split on August 14, 1995 and are calculated on the basis of 18,000,000 shares of Common Stock outstanding on the date of each payment. No stock dividends have been paid. The dividends paid on April 4, 1994 were paid out of the proceeds received by the Company through its sales of shares of BAESA to the public in underwritten secondary offerings. The Company completed an initial public offering in September 1995 whereby 3,500,000 Class B shares of Common Stock were issued.

                                         Dividends Paid
Date                                        Per Share
----                                     --------------

October 1993...........................     $0.28
April 4, 1994..........................     $0.90
December 14, 1994......................     $0.14
December 16, 1994......................     $0.11
December 27, 1995......................     $0.24


Item 6.        SELECTED FINANCIAL DATA

Presentation of Financial Information

      The following tables present summary consolidated financial information of the Company and reflect the results of operations of the Company and its equity interest in the net earnings of BAESA. This data has been derived from the Consolidated Financial Statements of the Company and its subsidiaries and from information provided to the Company by BAESA; its inclusion in this report is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information provided by BAESA. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders. The Consolidated Financial Statements of the Company as of September 30, 1995 and 1996 and for each of the three years ended September 30, 1996 have been audited by KPMG Peat Marwick LLP, independent public accountants. The Consolidated Financial Statements of BAESA as of September 30, 1995 and for each of the two years ended September 30, 1995 have been audited by KPMG Finterbush Pickenhayn Sibille. The consolidated financial statements of BAESA as of September 30, 1996 and for the year then ended are unaudited. Prior to 1992, Puerto Rico Plastics ("PRP"), and the Company did not have an equity interest in each other. However, PRP and the Company were entities under common control since they were owned by the same group of shareholders in the identical ownership percentage. During 1992, PRP merged with the Company and, accordingly, fiscal year 1992 and thereafter are presented on a consolidated basis.

      On August 14, 1995, the Company approved a stock split (the "Stock Split"), pursuant to which the Essential Shareholders received 5,000,000 Class A Shares and 5,200,000 Class B Shares, and the Non-Essential Shareholders received 7,800,000 Class B Shares, in exchange for their holdings of Common Stock of the Company. The per share information included through August 1995 has been adjusted to give retroactive effect to the Stock Split and is calculated on the basis of 18,000,000 shares of Common Stock outstanding. The Company completed an initial public offering in September 1995 whereby 3,500,000 Class B Shares of common stock were issued. On June 8, 1992, the Company purchased and retired 6,000,000 shares of Common Stock (as adjusted for the Stock Split). As a result, the per share information included below for periods prior to June 8, 1992 is calculated on the basis of 24,000,000 shares of Common Stock outstanding.



            PEPSI-COLA PUERTO RICO BOTTLING COMPANY

                        Period
                     from December
                       29, 1991         Fiscal Year Ended
                        through            September 30,
                       September  ---------------------------------
                       30, 1992    1993     1994     1995     1996
                       ---------  ------  -------  -------  -------
Income Statement Data:
Net sales............. $68,956  $98,010  $104,048 $114,301 $102,891
Cost of sales.........  43,408   58,562    60,574   67,846   74,956
                       -------  -------  -------- -------- --------
   Gross profit.......  25,548   39,448    43,474   46,455   27,935
Selling and marketing
  expenses............  20,044   27,432    30,497   30,458   42,456
Administrative
 expenses.............   9,129   11,254    10,528    6,262    9,606
Restructuring Charges       -         -         -        -    2,700
Intangibles and fixed
  asset write-offs          -         -     2,886        -        -
                       -------  -------   -------  -------  -------
  Income (loss) from
    operations........  (3,625)     762      (437)   9,735  (26,827)
                       -------  -------   -------  -------  -------
Gain on sale by PCPRB
  of Class B BAESA
  Shares, net.........  60,915   22,746   15,924         -        -
Gain on early
  termination of
  supply agreement....       -        -        -         -    2,111
Interest expense......  (2,199)  (1,457)  (1,237)   (1,215)  (1,523)
Interest income.......     140      402      147       207    2,418
Other income, net.....    (966)      32     (332)      391     (256)
                       -------  -------   -------  -------  -------
   Total other income
      (expenses)......  57,890   21,723   14,502      (617)   2,750
                       -------  -------   -------  -------  -------
   Income (loss) before
      income tax
      benefit (expense)
      and equity in
      net earnings
      (loss) of BAESA.  54,265   22,485   14,065     9,118  (24,077)
Income tax expense
  (benefit)...........  22,125     (880)   6,243      (297)  (1,205)
                       -------  -------   -------  -------  -------
Income (loss) before
  equity in net
  earnings (loss) of
  BAESA...............  32,140   23,365    7,822     9,415  (22,872)
Equity in net earnings
  of BAESA, net of
  income taxes........  10,755    9,414    9,753     5,638  (51,458)
                       -------  -------   -------  -------  -------
Net income/(loss)      $42,895  $32,779  $17,575   $15,053 $(74,330)
                       =======  =======  ========  =======  =======
Earnings Per Share (1)
  Income (loss) before
   equity in net
   earnings of BAESA,
   net of income taxes.  $1.49    $1.30    $0.43     $0.52   $(1.06)
  Net Income...........  $1.99    $1.82    $0.98     $0.83   $(3.46)
Dividends declared per
   share of Common
   Stock(1)............  $0.47    $1.34    $1.18     $0.27    $0.24
Weighted average number
   of shares of
   Common Stock
   outstanding (in
   thousands).......... 21,531   18,000   18,000    18,105   21,500

-----------------
(1) Earnings   per share     of     Common Stock   and   dividends
    declared   per    share of   Common  Stock  are determined by dividing
    net   income by the weighted average number of common shares outstanding during each period  and dividends declared by the number of shares of Common Stock  outstanding at the  time  of  dividend declaration, respectively. The number  of  shares of Common Stock outstanding at the time of dividend declaration  was 24,000,000 in 1991 and 1992,
    18,000,000 in 1993 and 1994, 18,105,000 in 1995 and 21,500,000 in 1996.

                 PEPSI-COLA PUERTO RICO BOTTLING COMPANY

                                                September 30,
                                     ----------------------------------------------------
                                       1992        1993       1994       1995      1996
                                     -------    --------  ---------   ---------  --------
Balance Sheet Data (at end of period):
Assets:
  Cash and cash equivalents....... $  14,691    $  7,348  $   1,347   $  46,091  $ 18,614
  Short Term Investment...........         0           0          0           0    12,904
  Accounts receiveable, net.......    12,614      13,871      11,881     16,427    14,562
  Notes receivable................         -         473           -          -         -
  Accounts  receivable from
   affiliates and intercompany
   advances.......................     1,882       9,366       3,729      2,913         -
   Inventories....................     4,545       3,994       5,452      4,542     4,495
   Deferred Income Taxes..........         -           -           -          -       187
   Other current assets...........     2,637       2,275       1,216      2,516     1,857
                                    --------    --------   ---------  ---------  --------
          Total current assets....    36,369      37,327      23,625     72,489    52,619
   Investment in BAESA............    41,852      39,892      69,870     74,128         -
   Deferred income tax long-term..         -           -           -          -     2,076
   Long-lived assets for sale;
     principally land and building.        -           -           -          -     3,805
   Property, plant and equipment,
     net...........................   32,878      33,355      32,397     36,445    49,936
   Notes receivable................    1,593           -           -          -         -
   Intangible assets, net..........    4,446       3,509       2,293      2,163     1,459
   Other assets....................    1,607       1,067         693        441        86
                                    --------   ---------   ---------  ---------  ---------
          Total assets............ $ 118,745   $ 115,150  $  128,878  $ 185,666  $ 109,981
                                   =========   =========  ==========  =========  =========
Liabilities:
   Current installments of long-
     term debt...................  $     587   $     933  $    1,549  $   1,550  $   1,550
   Current installments of
     capital lease obligations...      2,042       2,409       2,537      1,204        341
   Notes payable to bank.........      3,000           -       4,250      4,600     25,000
   Accounts payable - trade......     11,688       8,472       7,469     12,536     16,619
   Notes and accounts payable -
     affiliates..................        167       5,000       2,078      1,181         50
   Income taxes payable..........     22,038       1,455         229        123        115
   Other accrued taxes and
     expenses....................      6,803      12,071       3,678      7,007      8,672
                                    --------   ---------   ---------  ---------  ---------
      Total current liabilities..     46,325      30,340      21,790     28,201     52,347
  Long-term debt, excluding
     current installments........      1,086       9,595       7,915      6,365      4,813
  Capital lease obligations,
     excluding current
     installments................      6,669       4,999       2,070        848        871
  Deferred income taxes, net.....     10,884       7,661      18,273     18,732          0
  Other liabilities..............      1,597       2,610       2,899      2,871      2,593
                                    --------   ---------   ---------  ---------  ---------
       Total liabilities.........     66,561      55,205      52,947     57,017     60,624
                                    --------   ---------   ---------  ---------  ---------
Shareholders' equity:
  Class A Shares.................         50          50          50         50         50
  Class B Shares.................        130         130         130        165        165
  Additional paid in capital.....     28,033      28,033      47,967     90,738     90,738
  Retained  earnings.............     24,352      32,931      29,307     39,472    (40,232)
  Cumulative transation
    adjustment...................          -           -           -       (232)         0
  Pension liability adjustment...       (381)     (1,199)     (1,523)    (1,544)    (1,364)
                                    --------   ---------   ---------  ---------  ---------
    Total shareholder's equity...     52,184      59,945      75,931    128,649     49,357
                                    --------   ---------   ---------  ---------  ---------
    Total liabilities and
      shareholders' equity.......  $ 118,745   $ 115,150   $ 128,878  $ 185,666  $ 109,981
                                   =========   =========   =========  =========  =========
      Other Data:
  Depreciation and amorization...      3,674       4,954       4,917      4,781      5,589
  Capital expenditures(1)........      3,796       2,075       3,961     10,418     24,237
  Case sales volume(2)...........     19,581      27,937      28,781     30,684     32,073
-----------------
(1) Capital expenditures represent purchases of property, plant and equipment.
(2) Case sales volume information is unaudited.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Consolidated Financial Statements of the Company, and the Notes thereto, for the fiscal year ended September 30, 1994 (the "fiscal year 1994"), the fiscal year ended September 30, 1995 (the "fiscal year 1995") and the fiscal year ended September 30, 1996 (the "fiscal year 1996").

     Presentation of Financial Information

      In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock, and through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA. See "Item 1. Business-Investment in BAESA." The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA.


     Accounting Irregularities

      The Company recently discovered accounting irregularities that required it to restate its financial results for the first and second quarters ended December 31, 1995 and March 31, 1996. These irregularities resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of operating income. This restatement resulted in an operating loss in both quarters.

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

     In consultation with its auditors, and with Price Waterhouse LLP, which assisted with the independent counsel investigation into the accounting irregularities, the Company has taken definitive steps to insure that internal management and accounting controls will prevent future accounting irregularities. Certain employees who the Company believes were principally involved in causing the accounting irregularities are no longer employed by the Company or remain under strict supervision. In addition, the Company has replaced the senior officer in charge of the Company's accounting records with an individual whose integrity is not in question. The Company has adopted a comprehensive series of strict new internal management and accounting controls including implementation of strict control over preparation, review and documentation of all entries to the Company's books of account, monthly review of all journal entries by the Company's independent internal audit function and adoption of a corporate code of ethics. Also, the Company has created the position of financial account analyst who will be charged with monthly review of all significant account balances. There is, as well, a heightened level of awareness on the part of the internal audit committee. The chairmanship of the committee has been assigned to a person very experienced in the field of public accounting. Analysis of sensitive and critical accounts is being reviewed at the highest levels of management. Furthermore, implementation of procedures to liquidate those accounts related to credits and discounts granted to customers on a timely basis, so as to reduce the level of uncertainty inherent in estimating the appropriate balance accrued at the end of each month, have been implemented. Finally, a process of mutual reconciliation with the Company's franchisor in so far as amounts due from and to it at the end of each month has been implemented.


     Seasonality

     The historical results of operations of the Company have not been significantly seasonal. The Company believes that this could have been attributable to existing capacity constraints while operating out of the old plant which prevented the Company from meeting increased demand during peak periods. However, the Company anticipates that its results of operations in the future may be increasingly seasonal in the summer and holiday season now that it has additional capacity in its new plant.

     Carbonated Beverage Tax

      Prior to May 1991, carbonated beverages were not subject to any excise taxes in Puerto Rico. From May 24, 1991 through December 31, 1993, the Puerto Rican government imposed the Carbonated Beverage Tax of 13.5 cents per liter on all carbonated beverages manufactured in, or imported to, Puerto Rico, including extracts or syrups used as raw material for the manufacture of finished products. The imposition of the Carbonated Beverage Tax had a material adverse effect on the operations, sales and profits of soft drink bottlers in Puerto Rico, including the Company, due to the resulting depressed level of demand and the Company's inability to pass on the full effect of the tax to its customers. As of January 1, 1994, the Carbonated Beverage Tax was repealed and carbonated beverages were subjected to the lower general excise tax imposed on most consumer goods in Puerto Rico. The current excise tax on carbonated beverages is 5% of the "taxable price in Puerto Rico," which is defined as 72% of the manufacturer's sales price for products manufactured in Puerto Rico. The Company is thus currently subject to an excise tax at an effective rate of 3.6% (or 72% of 5%) of the sales price of its soft drink products which represents approximately 1.5 cents per liter.

      The amount of excise taxes paid by the Company on its products is deducted from the Company's gross sales; thus the Company's net sales reflect this deduction. The Company's net sales decreased significantly during the periods in which the Carbonated Beverage Tax was in effect. The amount of excise tax paid by the Company was $17.6 million in the fiscal year 1993, $6.0 million in the fiscal year 1994, $2.3 million in the fiscal year 1995, and $2.5 million in the fiscal year 1996 corresponding to approximately 12%, 4%, 2% and 2.4% of gross sales, respectively.

     Income Taxes

      The Company's income is subject to various methods of taxation. Certain of the Company's wholly owned subsidiaries qualify and have elected to be treated as Section 936 Corporations. Pursuant to such election, the majority of income derived from the Puerto Rico operations of such subsidiaries is entitled to a tax credit for purposes of U.S. income taxation. Nevertheless, such operations are subject to Puerto Rican taxation (at graduated statutory rates between 22% and 45% through June 30, 1995 and between 22% and 43% for tax years beginning after June 30, 1995). However, the Company has been subject to a lower effective Puerto Rican tax rate due to the availability of net operating losses from its Puerto Rican operations which offset Puerto Rican taxable earnings and the availability of certain tax exemptions granted by the Puerto Rican tax authority with respect to the Company's plastics operations.

      In this connection, on August 20, 1996, the U.S. Congress adopted, and President Clinton signed into law, the Small Business Job Protection Act which generally repealed the Section 936 tax reductions. A ten year phase out of the Section 936 tax credit was adopted for existing credit claimants and the credit was eliminated for companies establishing new Puerto Rico operations and for existing companies that add substantial new lines of business within Puerto Rico. This Act is effective for tax years beginning after December 31, 1995. Existing claimants may elect to utilize [reduced credit bases] on the applicable percentage limitations or utilize the economic activity
limitations.   The  Company  has  been  utilizing  the   economic
activity  limitations  and  does  not  anticipate  changing   its
election.

      As of September 30, 1995, the Company and its subsidiaries had approximately $48.0 million in net operating losses available to offset against future earnings for purposes of Puerto Rican taxation and $24.7 million in U.S. net operating losses. The net operating losses belong to the Company and its manufacturing and distributing subsidiaries. For Puerto Rican and U.S. tax purposes, related entities such as the Company and its wholly-owned subsidiaries may not join in the filing of a consolidated income tax return. As a result, the net operating losses of one entity may not be absorbed or utilized to offset the taxable income of any other related entity. Only the entity that generated losses may use such losses to offset its own future taxable income. See Note 7 to the Consolidated Financial Statements of the Company.

The Company

     General

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                               Fiscal Year
                                       ------------------------------
                                          1996      1995      1994
                                       ---------  ---------  --------
Net Sales............................     100.0%    100.0%   100.0%
Cost of Sales........................      72.8      59.4     58.2
Gross Profit.........................      27.2      40.6     41.8
Selling and Marketing Expenses.......      41.3      26.6     29.3
Administrative Expenses..............       9.3       5.5     10.1
Intangibles and Fixed Asset Write-
  offs and Restructuring Charges.....       2.6         0      2.8
Income (Loss) from Operations........     (26.1)       8.5    (0.4)

     Fiscal Year 1996 Compared to Fiscal Year 1995

      Net Sales. Net sales for the Company decreased $11.4 million or 10.0% for the fiscal year 1996 from the fiscal year 1995 to $102.9 million. This decrease was primarily the result of the significant increase in discounts provided to customers partially offset by a 4.5% increase in sales volume in fiscal 1996 as compared to fiscal 1995. The increase in discounts resulted from intense competitive activity. The average net sales price on an eight ounce serving equivalent basis decreased during fiscal 1996 by approximately 14.5% as compared to fiscal 1995.

     Cost of Sales. Cost of sales for the Company increased $7.1 million, or 10.5%, for the fiscal year 1996 from the fiscal year 1995 to $75.0 million. This increase resulted primarily from the increase in sales volume, the increase in the costs of certain raw materials, the costs associated with the start-up of the new manufacturing facility in Toa Baja, and the inefficiencies associated with operating both manufacturing facilities, during the transition period to the new plant which occurred in the third quarter.

      Gross Profit. Gross profit for the Company decreased by $18.5 million to $27.9 million for the fiscal year 1996 from $46.5 million in the fiscal year 1995. As a percentage of net sales, gross profit decreased to 27.2% in the fiscal year 1995 from 40.6% in the fiscal year 1995 due to the higher discounts provided to customers, increased sales volume at the corresponding lower average net selling prices, and the higher cost of sales due to raw material price increases, higher temporary costs of production associated with the start-up of the new manufacturing plant in Toa Baja, and the operation of both the old and new production facilities during the start-up of the Toa Baja manufacturing facility.



      Selling and Marketing Expenses. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures, which it is able to use offset traditional marketing expenses or to acquire fixed assets. The Company's selling and marketing expenses are shown net of all such reimbursements from PepsiCo.

      Selling and marketing expenses for the Company increased $12.0 million, or 39.4%, to $42.5 million for the fiscal year 1996 from the fiscal year 1995. This increase is primarily the result of increased marketing activities during the fiscal year 1996 resulting primarily from a significant increase in competition, expenses associated with the launch of Teem, a lemon/lime soft drink, which was launched during October 1995, as well as additional marketing activities undertaken to promote the Company's products. This increase also resulted from expensing in fiscal year 1996 certain prepaid marketing and expense items carried over from prior periods.

      Administrative Expenses. Administrative expenses for the Company increased $3.3 million or 53.4% for the fiscal year 1996 from the fiscal year 1995, to $9.6 million. This increase is primarily a result of the cost of increased professional services associated with the Company being a public company and the transition  to  the  new management of $1.4  million,  legal  and accounting costs associated with the restatement of first and second quarter results and professional fees associated with certain civil litigation of $0.9 million, a $0.5 million expense incurred in connection with the accelerated transition of management control of BAESA to PepsiCo, effective July 1, 1996, and $0.5 million in expenses associated with the Company's study of expansion opportunities within Western Europe. As a percentage of net sales, administrative expenses increased to 9.3% during fiscal year 1996 from 5.5% in fiscal year 1995.

     Restructuring Charges. The Company's results of operations for the fiscal year 1996 have been affected by the incurrance of several non-recurring restructuring charges totalling $2.7 million. These charges were comprised of the following: (i) a $1.4 million fixed asset write-down related to closing all bottling operations in the Company's old bottling plant, which is now for sale and (ii) $1.3 million in pension asset write-offs and costs associated with employee terminations.

      Income (Loss) from Operations. Income (loss) from operations for the Company decreased to $(26.8) million during the fiscal year 1996, from $9.7 million for the fiscal year 1995. The decrease is the result of lower average net sales, the increased discounts offered to customers, a significant increase in selling and marketing expenditures, higher professional fees, the restructuring charges of $2.7 million, and the recognition of certain charges, including marketing and other expenses, and, the write-off of prepaid tax carried over from prior periods.

      Gain on Early Termination of Supply Agreement. This item consists of gain realized from the cancellation of the preform supply agreement with BAESA and corresponding extinguishment of any debt due to BAESA. See Note 8 to the Consolidated Financial Statements.

     Equity in Net Earnings (Loss) of BAESA. Based on information disseminated after July 1, 1996 by BAESA, equity in net earnings
(loss) of BAESA, net of income tax, amounted to $(51.5) million during the fiscal year 1996, compared to $5.6 million in the fiscal year 1995. The decrease is attributable to the losses incurred by BAESA for the fiscal year 1996 as reported in BAESA's public announcement. The Company's equity in the loss reported by BAESA has reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA will be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet.

     Net Income (Loss). Net income (loss) during the fiscal year 1996 was $(74.3) million, compared to $15.1 million during the fiscal year 1995. Net (loss) during the fiscal year 1996 primarily reflects loss before equity in net earnings (loss) of BAESA of $(22.9) million, and equity in net loss of BAESA, net of income tax of $(51.5) million, as compared to income before equity in net earnings of BAESA of $9.4 million and equity in earnings of BAESA of $5.6 million during the fiscal year 1995.

     Fiscal Year 1995 Compared to Fiscal Year 1994


      Net Sales. Net sales for the Company increased $10.3 million, or 9.9%, for the fiscal year 1995 from the fiscal year 1994 to $114.3 million. This increase was primarily the result of a 4.3% increase in case sales volume of soft drinks, a 21.8% increase in case sales volume of Cristalia water over the fiscal year 1994 and an increase in the average sales price of approximately 6% effective January 1, 1995 which accounted for a $1.3 million increase in net sales during fiscal year 1995 over fiscal year 1994. Furthermore, as of January 1, 1994, the Carbonated Beverage Tax was replaced by a lower general excise tax. This led to a reduction in excise taxes paid by the Company of approximately $3.7 million during the fiscal year 1995 as compared to the fiscal year 1994. As a result of the reduction in the excise tax, the Company was able to realize a higher net selling price for soft drinks in the fiscal year 1995.

     Cost of Sales. Cost of sales for the Company increased $7.3 million, or 12.0%, for the fiscal year 1995 from the fiscal year 1994 to $67.8 million. This increase is primarily attributable to an increase in sales volume in the fiscal year 1995 over the fiscal year 1994 and the increase in the cost of certain raw materials, principally aluminum and resin, used for the production of cans, plastic bottles and preforms.

      Gross Profit. Gross profit for the Company increased by $3.0 million to $46.5 million in the fiscal year 1995 from $43.5 million in the fiscal year 1994. As a percentage of net sales, gross profit decreased to 40.6% in the fiscal year 1995 from 41.8% in the fiscal year 1994 due to the higher cost of raw materials incurred during the fiscal year 1995.

      Selling and Marketing Expenses. Selling and marketing expenses for the Company amounted to $30.5 million in the fiscal years 1995 and 1994. Selling and marketing expense as a percentage of net sales for the Company decreased to 26.6% in the fiscal year 1995 from 29.3% in the fiscal year 1994. This decrease resulted from greater efficiencies achieved in marketing and selling efforts and the higher net selling price during the fiscal year 1995.

      Administrative Expenses. Administrative expenses for the Company decreased $4.3 million, or 40.5%, in the fiscal year 1995 from the fiscal year 1994, to $6.3 million. See Note 8 to the Consolidated Financial Statements of the Company.

     Intangible and Fixed Asset Write-offs. Intangible and fixed asset write-offs for the Company were $2.9 million in the fiscal year 1994, consisting of write-offs of $1.0 million of certain intangibles and $1.9 million of certain fixed assets that were either unrecoverable or obsolete.

       Income (Loss) from Operations. Income (loss) from operations for the Company increased to $9.7 million in the fiscal year 1995, from a loss of ($0.4) million in the fiscal year 1994. The increase is the result of higher net sales, lower administrative expenses during fiscal year 1995 and the recognition of certain intangibles and fixed asset write-offs during the fiscal year 1994.

      Gain on Sale by the Company of Class B BAESA Shares. The Company sold 1.3 million Class B BAESA Shares during the fiscal year 1994 and thereby recognized a gain of $15.9 million in the fiscal year 1994. See Note 5 to the Consolidated Financial Statements of the Company.

      Income Tax Expense (Benefit). Income tax expense for the Company decreased in the fiscal year 1995 to ($0.3) million from $6.2 million in the fiscal year 1994. The income tax expense recorded during the fiscal year 1994 was primarily attributable to the gain of $15.9 million recognized in connection with the sale of Class B BAESA Shares by the Company.

      Equity in Net Earnings of BAESA, Net of Income Tax. Based on information provided to the Company by BAESA, equity in net earnings of BAESA, net of income tax, amounted to $5.6 million during the fiscal year 1995, compared to $9.8 million in the fiscal year 1994. The decrease is attributable to the decrease in the Company's interest in BAESA. During fiscal year 1994, the Company's interest in BAESA ranged from 17% to 23%, while this ownership interest remained at approximately 17% during fiscal year 1995.



      Net Income. Net Income for the Company decreased to $15.1 million in the fiscal year 1995 from $17.6 million in the fiscal year 1994. Net income for fiscal year 1994 includes a gain of $15.9 million realized in connection with the sale by the Company of 1.3 million Class B BAESA Shares, partially offset by the income tax expense relating to such gain.

     Liquidity and Capital Resources

     At September 30, 1996, the Company had $31.5 million of cash and cash equivalents and short-term investments, and indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations, of $32.6 million.

      The Company has announced that its current priority is to restore profitability with respect to its Puerto Rican operations. In that connection, the Company has made a decision not to proceed further with a possible expansion in Western Europe, and has determined to set aside its other expansion plans temporarily. Also, as of September 30, 1996, the Company has used approximately $17.1 million of the cash set aside from its September 1995 initial public offering to support these efforts through the repayment of indebtedness and by additions to the Company's working capital. In addition, the Company currently is negotiating the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets. Banco Popular de Puerto Rico, holder of the debt, is assisting the Company with this effort.

      Net cash provided by (used in) operating activities for the Company was $(6.8) million for the fiscal year 1996 as compared with $16.5 million for the fiscal year 1995 and $(7.9) million for the fiscal year 1994. The decrease was mainly a result of the net loss of $(74.3) million incurred during fiscal 1996 compared to net income of $15.1 for fiscal 1995 and $17.6 in fiscal 1994. As of September 30, 1996, the Company had $48.4 million in net operating loss carry forwards available to offset future Puerto Rican income taxes. The Company believes that its strong cash position is adequate to meet its operating requirements for the foreseeable future.

      Net cash provided by (used in) investing activities for the Company was $33.0 million for the fiscal year 1996, as compared with $5.9 million for the fiscal year 1995 and $22.7 million for the fiscal year 1994. Purchases of property, plant and equipment, net, amounted to $(24.2) million during the fiscal year 1996 as compared with $(10.4) million during fiscal year 1995 and $(4.0) million during fiscal year 1994. Purchases of short term investments were $(12.9) million during fiscal year 1996 as compared to $0.0 for fiscal year 1995 and fiscal year 1994. These short term investments consist of short term discount notes which the Company expects to hold until maturity. During fiscal year 1994, proceeds from the sale of Class B BAESA Shares contributed $23.5 million towards the cash provided by investing activities as compared to $0.0 for fiscal year 1995 and fiscal year 1996. Dividends received from BAESA amounted to $2.8 million in fiscal year 1996, as compared with $2.8 million in fiscal year 1995 and $3.2 million in fiscal year 1994. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the Company is unable to predict whether or when BAESA will pay any future dividends.

      Cash flows provided by (used in) financing activities for the Company were $12.3 million for the fiscal year 1996 as compared with $34.2 million for the fiscal year 1995 and $(20.8) million for the fiscal year 1994. The significant financing activities for the Company in fiscal year 1996 were the payment of dividends and the issuance of notes payable of $47.9 million offset by the repayment of debt of $27.5 million. The significant financing activities of the Company in fiscal year 1995 were from the issuance of 3.5 million Class B Common Shares in a primary offering in the Company's initial public offering as well as the payment of dividends and the repayment of debt. The significant financing activities of the Company during the fiscal year 1994 were the payment of dividends and the repayment of debt. In the future, the payment of dividends will be in part dependent on the receipt of dividends from BAESA, and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular. The Company does not expect to pay any dividends for the foreseeable future.



      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company may borrow under revolving loans to $10.0 million. As of September 30, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate  principal amount of $10.0 million, term  loans  in  an aggregate principal amount of $6.0 million and non-revolving loans in an aggregate principal amount of $15.0 million. These loans mature on March 30, 1997, September 10, 2000, and January 10, 1997, respectively, and bear interest at a floating rate of 2% over and above the cost to Banco Popular of "936 Funds" (as defined below) (the "936 Rate") or at LIBOR if 936 Funds are not available. At September 30, 1996, the 936 Rate was 5.3%.

      The weighted average interest rate on such borrowings was 7.4% for the fiscal year 1996. "936 Funds" are defined in the Credit Agreement as deposits in U.S. dollars in immediately available funds by Section 936 Corporations on the first day of the relevant funding period for a period equal to such funding period and in an amount equal or comparable to the principal amount of the relevant loan. The Company is required to make monthly payments of principal in the amount of $128 thousand with respect to the outstanding term loans. The Company may prepay certain of the loans subject to the terms and conditions of the Credit Agreement.

      Under the terms of the Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum Operating Cash Flow to total Debt Service Ratio (as defined in the Credit Agreement) of 1.50 to 1 for each fiscal year during the term of the Credit Agreement, (ii) a minimum ratio of current assets to current liabilities of 0.60,
0.75 and 1.00 to 1, respectively, and a maximum ratio of Total Liabilities to Tangible Net Worth (as defined in the Credit Agreement) of 4.0, 3.0 and 2.0 to 1, respectively, for the fiscal year 1996, 1997 and thereafter, and (iii) a minimum Tangible Net Worth of $15 million through the end of fiscal year 1996 and of $18 million, $21.5 million, $25 million and $30 million, respectively, through the end of fiscal 1997, 1998, 1999 and thereafter. The Company is currently in compliance with these financial restrictions. The entire principal amount of loans outstanding under the Credit Agreement becomes immediately due and payable, subject to a cure period, if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions described above) has occurred or would occur because of the payment of dividends.

      As a result of the Company initially providing to Banco Popular incorrect financial statements for the first and second quarters ended December 31, 1995 and March 31, 1996, and certain other circumstances, the Company was in technical default of the terms of the Credit Agreement during part of the fiscal year 1996. The Company has, however, received from Banco Popular a written waiver of such default. The Company believes that it is currently in full compliance with the terms of the Credit Agreement.

      Pursuant  to the Credit Agreement, the Company has  granted
Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Toa Baja plant and the Rio Piedras plant are located.

     The Company's franchise arrangements with PepsiCo require it not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10. The Company is currently in compliance with these covenants. See "Business of the Company - Franchise Arrangements."

      Capital expenditures for the Company totaled $24.2 million in the fiscal year 1996, $10.4 million in the fiscal year 1995 and $4.0 million in the fiscal year 1994. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the Company for the fiscal years 1997 and 1998 may be approximately $4 million and $4 million, respectively.


Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following information is submitted pursuant to the requirements of Item 8.

                                                                Page
Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries        ----

  Independent Auditors' Report...............................    29
  Consolidated Balance Sheets at September 30, 1996 and 1995. 30 Consolidated Statements of Income/(Loss) for the Years Ended
    September 30, 1996, 1995 and 1994........................    32
  Consolidated Statements of Shareholders'Equity for the Years
    Ended September 30, 1996, 1995 and 1994..................    34
  Consolidated Statements of Cash Flows for the Years Ended
    September 30, 1996, 1995 and 1994........................    35
  Notes to Consolidated Financial Statements.................    37
  Schedule II - Valuation and Qualifying Accounts............    60









                  Independent Auditors' Report

The Board of Directors
Pepsi-Cola Puerto Rico Bottling Company
  and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Pepsi-Cola Puerto Rico Bottling Company and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income/(loss), shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pepsi-Cola Puerto Rico Bottling Company and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                   /s/ KPMG Peat Marwick LLP


December 9, 1996

Stamp No. 1354169 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.









           PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                  CONSOLIDATED BALANCE SHEET
        (U.S. Dollars in thousands, except share date)

                                         September 30,  September 30,
                                            1996           1995
                                         -------------  -------------
ASSETS
Current Assets:
 Cash and cash equivalents                $   18,614   $   46,091

 Short term investments                       12,904            -

 Accounts Receivable:

 Trade, less allowance for doubtful
  accounts of $1,158 and $1,458 in
  1996 and 1995, respectively                 11,262       16,086

 Due from PepsiCo, Inc. and affiliated
  companies                                      877        2,913

  Other                                        2,423          341

 Inventories                                   4,495        4,542

 Deferred income taxes                           187            -

 Prepaid expenses and other current
  assets                                       1,857        2,516
                                          ----------   ----------

  Total current assets                    $   52,619   $   72,489

Investment in BAESA                                -       74,128

Deferred income tax, long-term                 2,076            -

Long-lived assets for sale principally
  land and building                            3,805            -

Property, plant and equipment, net            49,936       36,445

Intangible assets, net of accumulated
  amortization                                 1,459        2,163

Other assets
                                                  86          441
                                          ----------   ----------
  Total assets                            $  109,981   $  185,666



                                             September 30,  September 30,
                                                 1996           1995
                                             -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current installments of long-term debt    $    1,550   $    1,550

  Current installments of capital lease
    obligations                                    341        1,204

  Notes payable to bank                         25,000        4,600

  Accounts Payable:

       Trade                                    16,619       12,536

       Affiliates                                   50        1,181

  Income Taxes Payable                             115          123

  Accrued payroll                                2,951        2,376

  Accrued other taxes                              701          260

  Deferred income taxes                              0          530

  Other accrued expenses                         5,020        3,841
                                            ----------    ---------

       Total current liabilities               $52,347      $28,201

Long-Term debt, excluding current
  installments                                 4,813        6,365

Capital lease obligations, excluding
  current installments                           871          848

Accrued pension cost, long-term                2,593        2,871

Deferred income tax, net                           -       18,732
                                            ----------    ---------
       Total liabilities                     $60,624      $57,017
                                            ==========    =========
Shareholders' equity:

  Class A common shares, $0.01 par value.
    Authorized, issued and outstanding
    5,000,000 shares                              50           50

  Class B common shares, $0.01 par value.
    Authorized 35,000,000 shares; issued and
    outstanding 16,500,000 shares in 1996
    and 1995                                     165          165

  Additional paid-in capital                  90,738       90,738

  Retained earnings/(deficit)                (40,232)      39,472

  Cumulative translation adjustment                0         (232)

  Pension liability adjustment               (1,364)       (1,544)
                                            ----------    ---------
       Total shareholder's equity            49,357       128,649
                                            ----------    ---------
       Total liabilities and shareholders'
         equity                            $109,981      $185,666
                                           ===========   ==========



              PEPSI-COLA PUERTO RICO BOTTLING COMPANY
             CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
             (U.S. Dollars, except per share amounts)

                                          Fiscal Year Ended
                              -----------------------------------------
                              September 30, September 30, September 30,
                                  1996          1995          1994
                              ------------- ------------- -------------
Net Sales                        $102,891     $114,301       $104,048

Cost of Sales                      74,956       67,846         60,574
                                   ------       ------         ------

  Gross profit                     27,935       46,455         43,474

Selling and marketing expenses     42,456       30,458         30,497

Administrative expenses             9,606        6,262         10,528

Restructuring Charges               2,700           -               -

Intangible and fixed asset
  write-offs                            -           -           2,886
                                   ------       ------         ------

  Income (loss) from operations   (26,827)       9,735           (437)

Other income (expenses):

  Gain on sale by PCPRBC of
  Class B common shares of
  BAESA, net                            -           -          15,924

  Gain on early termination of      2,111           -           -
   supply agreement

  Interest expense                 (1,523)     (1,215)         (1,237)

  Interest income                   2,418         207             147

  Other, net                         (256)        391            (332)
                                   ------       ------         ------

     Total other income/(expense)   2,750        (617)         14,502

     Income (loss) before income  (24,077)      9,118          14,065
     tax benefit/(expenses) and
     equity in net earnings/(loss)
     of BAESA

Income tax benefit/(expense)        1,205         297         (6,243)
                                   ------       ------         ------

Income/(loss) before equity     $ (22,872)     $9,415         $7,822
in net earnings/(loss) of
BAESA


              PEPSI-COLA PUERTO RICO BOTTLING COMPANY
             CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
             (U.S. Dollars, except per share amounts)



Equity in net earnings/(loss)    (51,458)       5,638         9,753
   of BAESA, net of income tax
   benefit/(expense) of $20,062
   ($1,657) and ($716) in 1996,
   1995 and 1994, respectively

   Net income/(Loss)             (74,330)     $15,053       $17,575

Earnings/(Loss) per common
share:  Income/(loss) before
  equity in net earnings/(loss)
  of BAESA, net of income taxes.. ($1.06)       $0.52       $0.43

  Net income/(loss)               ($3.46)       $0.83       $0.98

Weighted average number of
shares outstanding
(thousands)                        21,500      18,105      18,000












                     Pepsi-Cola Puerto Rico Bottling Company
                 Consolidated Statements of Shareholders' Equity
                           (U.S. Dollars in thousands)
              Fiscal Years Ended September 30, 1996, 1995 and 1994

                                        Class  Class  Additional
                                          A      B       Paid-     Retained   Cumulative   Pension        Total
                                        Common Common     in       Earnings   Translation  Liability  Shareholders'
                                        Shares Shares   Capital    (Deficit)  Adjustment   Adjustment     Equity
                                        ------ ------   --------   ---------  -----------  ---------- ------------
Balances at September 30, 1993          $   50 $  130   $ 28,032   $ 32,932   $   -        ($ 1,199)  $ 59,945

  Cash dividends on Common shares
  declared in October 1993
  (per share $0.28)                         -       -        -       (5,040)      -             -       (5,040)

  Cash dividends on common shares
  declared in April 1994
  (per share $0.90)                         -       -        -      (16,160)      -             -      (16,160)

  Equity adjustment to recognize
  minimum pension liability                 -       -        -          -         -            (324)      (324)

  Adjustment related to issuance of
  BAESA Shares, net of tax effect
  of $8,124                                 -       -     19,935        -         -          19,935

  Net Income                                -       -        -       17,575       -             -       17,575
                                        -------  -------- --------  --------- ---------  ----------- ----------
  Balances at September 30, 1994        $    50  $    130 $ 47,967  $29,307   $      0    ($ 1,523)  $  75,931

Cash dividends on common shares
  declared in December 1994
  (per share $0.25)                         -       -        -       (4,888)      -             -       (4,888)

Equity adjustment to recognize minimum
pension liability                           -       -        -          -         -           (21)         (21)

  Class B common shares issuance, net       -         35    42,771      -         -             -       42,806

  Translation adjustment                    -       -        -          -       (232)           -         (232)

  Net Income                                -       -        -       15,053       -             -       15,053
                                        -------  -------- --------  --------- ---------  ----------- ----------
Balances at September 30, 1995          $    50  $    165 $ 90,738  $39,472   ($ 232)     ($1,544)    $128,649

Cash dividends on common shares
  declared in December 1995
  (per share $0.24)                        -        -        -       (5,374)      -             -       (5,374)

Equity adjustment to recognize minimum
  pension liability                        -        -        -          -         -           180          180

    Translation adjustment                 -        -        -          -         232          -           232

  Net Income                               -        -        -      (74,330)      -            -        (74,330)
                                        -------  -------- --------  --------- ---------  ----------- ----------
Balances at September 30, 1996         $    50   $    165 $ 90,738 ($40,232)   $    0      ($1,364)   $  49,357
                                       ========  ======== ======== =========   =========   ========   =========



    PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (U.S. Dollars in thousands)

                                                            Fiscal Year Ended
                                                -----------------------------------------
                                                September 30, September 30, September 30,
                                                    1996          1995          1994
                                                ------------- ------------- -------------
Cash flows from operating activities:

  Net income/(Loss)                               $(74,330)      $15,035       $17,575

  Adjustments to reconcile net earnings to net cash provided by(used in) operating activities:

  Gain on early termination of supply agreement     (2,111)          -         -

  (Gain)/Loss on sale by PCPRBC of class
  B common shares of BAESA, net                        -             -         (15,924)

  (Gain)/Loss on sale of property, plant
  and equipment                                       (675)           17         1,549

  Impairment on long-lived assets                    1,134           -             -

  Intangible asset write-off                           624           -           2,886

  Depreciation and amortization                      5,589         4,781         4,917

  Deferred income taxes                             (1,462)         (377)        2,315

  Equity in net (earnings)/losses of BAESA          51,458        (5,638)       (9,753)

  Changes in assets and liabilities:

     Accounts receivable                             4,778        (3,730)       (1,739)

     Inventories                                        47           910        (1,458)

     Prepaid expenses and other current assets         659        (1,335)       (1,037)

     Accounts payable                                5,063         4,170        (8,130)

     Other liabilities and accrued expenses          2,195         2,594        (1,455)

     Income tax payable                                 (8)         (106)          517

     Other, net                                        247           158         1,836
                                                    =======       ======        ======

  Net cash provided by (used in) operating
  activities                                        (6,792)       16,497        (7,901)


Cash flows from investing activities:

  Proceeds from sale of Class B common                 -             -          23,524
  shares of BAESA, net

  Proceed from sale of property, plant
   and equipment                                     1,347         1,662           -

  Purchases of property, plant and                 (24,237)      (10,418)       (3,961)
   equipment

  Short term investments                           (12,904)          -             -

  Dividends received from affiliate                  2,839         2,839         3,152

  Net cash provided by (used in) investing
   activities                                      (32,955)       (5,917)       22,715

                                                            Fiscal Year Ended
                                                     -------------------------------------
                                                September 30,  September 30,  September 30,

                                                     1996          1995          1994
                                                     ----          ----          ----

Cash flows from financing activities:

  Proceeds from issuance of Class B common
   stock, net                                          -          42,806           -

  Proceeds from short-term borrowings               47,900           350         4,250

  Repayment of short-term borrowings               (27,500)          -             -

  Repayment of long-term debt                       (1,552)       (1,549)       (3,865)

  Repayment of capital lease obligations            (1,204)       (2,555)          -

  Dividends paid                                    (5,374)       (4,888)      (21,200)
                                                    -------       -------      --------

  Net cash provided by (used in) financing
    activities                                      12,270        34,164       (20,815)


Net increase in cash and cash equivalents          (27,477)       44,744        (6,001)

Cash and cash equivalents at beginning
of period                                           46,091         1,347         7,348
                                                    ------        ------        ------
Cash and cash equivalents at the end of
period                                             $18,614       $46,091        $1,347
                                                   =======       =======        ======
Supplemental cash flow disclosures:

  Cash paid for:

     Interest                                       $2,416        $1,550        $1,457

     Income taxes                                      186           175         5,524

     Non-cash transaction

  Purchases of vehicles through capital leases amounting to $364


                PEPSI COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (U.S. Dollars in thousands except share data)
      Fiscal Years ended September 30, 1996, 1995 and 1994


NOTE 1.  DESCRIPTION OF BUSINESS

Pepsi Cola Puerto Rico Bottling Company ("PCPRBC" or "the Company") bottles, sells and distributes beverages sold primarily under the Pepsi Cola ("PepsiCo") trademark in the Commonwealth of Puerto Rico. The Company's division of Cristalia Premium Water, ("Cristalia"), is engaged in extracting processing, bottling and distributing bottled water in Puerto Rico. Beverage Plastics Company ("BEV"), a wholly-owned subsidiary, manufactures plastic preforms and plastic bottles in Puerto Rico, primarily for use by the Company. The Companies operate under exclusive bottling appointments and franchise agreements with the franchisor which include operating and marketing commitments, term limitations and extensions, and conditions for termination. The Exclusive Bottling Appointments have ten-year terms expiring on November 5, 2003. Each of the Exclusive Bottling Appointments will automatically be extended for an additional five-year term expiring on November 5, 2008, provided PCPRB is not in breach of any provisions of the franchise arrangement.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A.  Consolidation and Organization

  The consolidated financial statements include the financial statements of PCPRB and its wholly-owned subsidiaries operating in Puerto Rico and the accounts for Argentine Bottling Associates ("ABA"), a general partnership and BAESA Shareholder Associates ("BSA"), a general partnership
  (collectively, the "Company"). As of September 30, 1996, PCPRB had a 51.93% interest in ABA, which had a 58.99% interest in BSA, which in turn had a 55.06% interest in BAESA. As of September 30, 1995, PCPRB had a 51.89% interest in ABA, which had a 59.24% interest in BSA, which in turn had a 55.40% interest in BAESA. As of September 30, 1994, PCPRB had a 51.07% interest in ABA, which in turn had a 59.62% interest in BSA which in turn had a 55.93% interest in Buenos Aires Embotelladora S.A. and subsidiaries ("BAESA"). BSA was formed in 1994 in connection with "Southern Cone" acquisitions by BAESA (see note 5). The Company's resulting investment in BAESA of approximately 17%, as of September 30, 1996 and 1995, is accounted for under the equity method of accounting. All balances and transactions have been eliminated in consolidation, including significant intercompany profit on assets remaining within the group.

  B.  Inventories

  Inventories are stated at the lower of cost (first-in first-out method) or net realizable value.

  C.  Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property, plant and equipment is calculated using the straight-line method at rates based on the estimated useful lives of the related assets. Plant and equipment held under capital leases and leasehold improvements are amortized straight-line over the shorter of the lease term or the estimated useful life of the asset.

  The   estimated  useful  lives  (in  years)  of  the  Company's
  property, plant and equipment are as follows:




                                          Useful Life
                                          -----------
          Building and Improvements          40

          Machinery and Equipment         10 and 15

          Plastic returnable bottles         4

          Cases and Shells                5 and 10

          Furniture and Fixtures          5 to 10

  The cost of maintenance and repairs is charged to expenses as incurred. The cost of significant renewals and improvements is added to the carrying amount of the respective fixed assets. The carrying amounts and accumulated depreciation for assets sold or retired are eliminated from the respective accounts and gains or losses realized on disposition are reflected in the consolidated statement of income/(loss).

  D.  Intangible Assets

  The cost in excess of fair value of net assets of companies acquired in purchase transactions is being amortized on a straight-line method over its economic life not to exceed 40 years. In 1996, the Company wrote-off other intangibles of $624 due to the loss of value of these. In 1994, the Company wrote off the unamortized portion of the intangible asset related to the assembled work force, which was in place when the Company was purchased in 1987, due to higher than anticipated employee turnover levels. The costs had been scheduled to be amortized over a 12 year period. In 1994, the Company wrote-off its remaining organizational cost related to IBMC, due to the dissolution of IBMC after the sale of its net assets to BAESA (see note 8). Other intangibles are also amortized on a straight-line method over their estimated useful life. Intangible assets at September 30, 1996 and 1995 are summarized as follows:

                                                  1996      1995
                                                  ----      ----
     Goodwill.................................   $1,277    $1,277

     Trademark (14 Years).....................      300       300

     Water distribution rights (20 years).....      165       165

     Unrecognized prior service cost of
     pension cost.............................       23        48

     Other....................................      184       772
                                                 ------    ------
                                                 $1,949    $2,562
     Less accumulated amortization
                                                  $(490)    $(399)
                                                 ------    ------
                                                 $1,459    $2,163
                                                 ======    ======


  Amortization  expense  for  the Company  for  the  years  ended
  September 30, 1996, 1995 and 1994 is summarized as follows:

          1996................................   $  90
          1995................................      90
          1994................................     135

  The Company periodically reevaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful levies is appropriate. The primary indicators of recoverability are the current and forecasted operating cash flows which pertain to that particular asset. An entity that has a deficit in its cash flow from operations for a full fiscal year, in light of the surrounding economic environment, is viewed by the Company as a situation which could indicate an impairment of value. Taking into account the above factors, the Company determines that an impairment loss has been triggered when the future projected undiscounted cash flows associated with the intangible asset does not exceed its current carrying amount and the amount of the impairment loss to be recorded is the difference between the current carrying amount and the future projected undiscounted cash flows. The Company currently is generating negative cash flow from operations but believes that the existing condition is temporary. Based on the
  Company's policy, management believes that there is no impairment of value related to the intangible assets as of September 30, 1996.

  E.  Investment in BAESA

  Investments in less than 50% owned affiliates are accounted for under the equity method. Under this method of accounting a proportionate share of profits or losses are recorded as an increase or reduction of the investments. In the case of losses these are recorded to the extent of the amount of the investment since the Company does not guarantee any of the debts of the investee nor is committed to provide any further financial support.

  F.  Investment Securities

  Investment securities at September 30, 1996 consist of short term discount notes. The Company classifies its debt and equity securities in one of three categories: trading, unavailable-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

  Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trade securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

  A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accredited over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

  All of the Company's investment securities are considered to be held-to-maturity.


  G.  Income Taxes

  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting form Income Taxes". Under the assets and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized for income for the period that includes the enactment date.

  H.  Cooperative Marketing Agreement

  The Company and PepsiCo are required under the franchise arrangement to spend a specified amount, based on prior calendar year volume, on the marketing of PepsiCo beverage products. The Company and PepsiCo have historically spent significantly more on marketing than called for by the franchise arrangement. Furthermore, the Company and PepsiCo develop a Cooperative Marketing Agreement (CMA) on an annual basis to promote PepsiCo beverage products in the Company's franchise territory. The total amount spent by the Company and PepsiCo on advertising pursuant to this cooperative arrangement in any year is determined by the amount set forth in that year's CMA, which may be adjusted subject to mutual agreement by the parties. The CMA provides for, among other things, marketing related asset investments, as well as expenditures for advertising and promotions. PepsiCo reimburses the Company for PepsiCo's share of the marketing expenditures, which have been paid directly by the Company. The reimbursements are reflected in the consolidated statements of income/(loss) as a reduction of selling and marketing expenses.

  During 1995, the Company implemented Statement of Position No. 93-7, "Reporting on Advertising Costs", ("SOP 93-7"), issued by the Accounting Standards Executive Committee. The adoption of SOP 93-7 did not have a material effect on the Company's financial position or results of operations.

  The Company expenses production costs of advertising the first time the advertising takes place. All other advertising and promotional costs are expended when incurred. Advertising and marketing expenditures reflected in the accompanying consolidated statements of income/(loss) amount to $11,396, $4,220 and $3,565 in 1996, 1995 and 1994, respectively.

  I.  Issuance of BAESA Shares

  Increases and decreases in the Company's investment in BAESA resulting from BAESA's issuance of newly issued shares are reflected as adjustments to additional paid-in capital to the extent that the proceeds to BAESA exceed or are less that the Company's carrying value in the shares.

  J.  Cash Equivalents

  Cash equivalents of $17,647 at September 30, 1996 consist of discount notes with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

  K.  Recapitalization

  In connection with the Company's public offering (the "offering") of 7,000,000 Class B common shares in September 1995, the Company changed its capital structure to 5,000,000 authorized shares of $0.01 par value Class A common shares and 35,000,000 authorized shares of $0.01 par value Class B common shares.

  In  connection  with the offering, the Company  sold  3,500,000
  Class   B   common  shares  while  certain  of  the   principal
  shareholders sold 3,500,000 Class B common shares of the Company. The shares were sold at $14.00 per share. The Company did not receive any proceeds from the sale by the principal shareholder.

  On August 14, 1995, the Company's Board of Directors declared a 24,000 to 1 stock split effective concurrently with the effective date of the Offering. The par value of each share is $0.01. A total of $179 was reclassified from the Company's additional paid-in capital account to the Company's Class A and B common share accounts. All share and per share amounts have been restated to retroactively reflect the stock split. Earnings/(loss) per common share is determined by dividing net income/(loss) by the weighted average number of common shares outstanding during each year.

  L.  Adoption of New Accounting Pronouncement.

  During the year ended September 30, 1996, the Company adopted the provisions of the Financial Accounting Standard Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company deems an asset to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than its carrying amount.

  As a result of the implementation of SFAS No. 121, the Company revalued certain of its long-lived assets and recorded a non-cash charge of $1,400. Of the total impairment loss, $600 represent the impairment of manufacturing equipment and furniture, and $800 represent impairment to manufacturing plant. Factors leading to the impairment were the Company's decision, in mid-1996, to consolidate its manufacturing activities in its new manufacturing facility, and anticipated losses from the disposition of the former manufacturing facility, and remaining unused equipment. The amount of impairment was calculated using a recent appraisal of the estimated value of the property less estimated costs of disposition. The balance at September 30, 1996 remained at $1,400.

NOTE 3 - INVENTORIES

  Inventories consists of the following:
                                                  1996      1995
                                                  ----      ----
     Raw Materials                               $1,346    $1,247

     Finished Goods                               1,684     2,048

     Spare Parts and Supplies                     1,072     1,037

     Work-in Process                                393       210
                                                 ------    ------
                                                 $4,495    $4,542
                                                 ======    ======



NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

                                                  1996      1995
                                                  ----      ----
     Land and Improvements...................    $7,057    $1,159

     Building and Improvements...............    14,301     5,592

     Machinery, equipment and vehicles.......    45,931    36,173

     Bottles, cases and shells...............     1,401     1,585

     Furniture and Fixtures..................     1,877     1,833

     Construction in Process.................     1,941    12,224
                                                 ------    ------
                                                 72,508    58,566
     Less accumulated depreciation and
      amortization...........................   (22,572)  (22,121)
                                                --------  -------
     Property, plant and equipment, net         $49,936   $36,445
                                                =======   =======

NOTE 5 - INVESTMENT IN BAESA

  Summarized financial information for this investment, accounted for under the equity method is as follows:

   The following condensed audited financial information relating to BAESA as of September 30, 1996 and 1995, (in thousands of U.S. dollars) has been provided to the Company by BAESA; its inclusion in this report is for disclosure purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.

                                                  September 30,
                                                  -------------
     ASSETS                                      1996       1995
                                                 ----       ----
     Cash and cash equivalents...............   $27,361    $57,617

     Accounts receivable, net................    64,069    105,478

     Inventories.............................    31,077     56,349

     Deferred income tax, net................     6,681      1,264

     Other current assets....................     8,469     24,669
                                                -------    -------
       Total current assets..................   137,657    245,377

     Property, plant and equipment, net......   586,908    655,414

     Intangible assets, net..................    79,092     88,017

     Investment in joint venture.............   106,918    107,385

     Deferred income tax, net................         -     10,530

     Other assets............................    16,805     21,201
                                                -------   --------
       Total assets..........................  $927,380 $1,127,924


                                                   September 30,
                                                   -------------
     LIABILITIES                                  1996       1995
                                                  ----       ----
     Current installments of long-term debt
      and captial lease obligations..........   $290,299    $48,457

     Bank loans and overdrafts...............    375,788    182,672

     Accounts payable, income tax payable and
      accrued expenses.......................    190,981    114,950
                                                 -------    -------
       Total current liabilities.............   $857,068    346,079

     Long term debt..........................     87,461    323,737

     Deferred income taxes...................      7,740      7,625

     Other long-term liabilities.............      8,385     10,715
                                                 -------    -------

       Total liabilities.....................    960,654    688,156

     Total shareholders' equity/(deficit)....    (33,274)   439,768
                                                --------    -------

       Total liabilities and shareholders'
        equity/(deficit).....................   $927,380 $1,127,924
                                                ======== ==========


                                            Year Ended September 30,
                                            ------------------------
                                             1996      1995      1994
                                             ----      ----      ----
     Net Sales                            $680,236   $670,449  $465,071
                                          --------   --------  --------
     Cost and Expenses:

     Cost of sales......................  (472,692)  (345,103) (242,790)

     Selling and marketing expenses.....  (354,880)  (160,644) (110,973)

     Administrative expenses............  (192,210)   (93,418)  (41,677)

     Start-up costs in Brazil...........               (3,162)   (7,040)

      Restructuring costs...............   (34,782)       -       -
                                          --------
                                        (1,054,564) (602,327)  (402,480)
                                        ----------- --------    -------
     Income (loss) from operations......  (374,328)   68,122)    62,591

      Other income (expenses), net......   (75,459)  (30,785)     3,577
                                           --------  -------      -----
       Income/(loss) before income tax
       (expense)benefit and equity in net
        earnings of affiliate............ (449,787)   37,337     66,168

     Income/(loss) tax (expense) benefit.   (8,191)    3,079    (17,643)
                                            -------    -----     ------
       Income/(loss) before equity in net
        earnings of affiliate............ (457,978)   40,416     48,525

     Equity in net earnings of affiliate     5,597     4,359       -

       Net income/(loss)................ $(452,381)  $44,775    $48,525
                                          ========   =======    =======


Business

  BAESA produces, sells and distributes "Pepsi Products" in various Argentine provinces, Chile, Uruguay and Costa Rica. BAESA has been awarded the exclusive rights to produce, sell and distribute PepsiCo soft drink products in the Southern Brazil franchise territories and commenced such operations on December 1, 1994.

Foreign Currency Translation and Transaction

  For purposes of preparation of its financial statement, BAESA uses local currencies as the functional currencies except in highly inflationary counties such as Brazil and Uruguay. Assets and liabilities denominated in foreign currencies other than the functional currency are translated into the functional currency at exchange rates prevailing in the exchange market at each balance sheet date.

  Results of operations for foreign subsidiaries, other than those located in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates in effect at the balance sheet date. Resulting translation adjustments are recorded as cumulative translation adjustments in shareholders' equity/(deficit). For subsidiaries in highly inflationary countries, the U.S. dollar is used as the functional currency. Therefore, non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated using the current exchange rate, results of operations are translated using a combination of historical and average exchange rates, and all translation adjustments are reflected in the consolidated statements of income/(loss).

Southern Cone Acquisitions

  In November 1993, BAESA acquired from PepsiCo its bottling operations in Chile and Uruguay and was granted the rights to produce, sell and distribute PepsiCo soft drink products in Southern Brazil (the Southern Cone acquisitions). In connection with the Southern Cone acquisitions, ABA and PepsiCo formed BSA. PepsiCo contributed 100% of the capital stock in its Pepsi Cola bottling and distribution operations in Chile and Uruguay to BAESA in exchange for 16,372,973 newly issued Class B shares of common stock of BAESA. Such Class B Shares are beneficially owned by PepsiCo through BSA. ABA contributed 26,859,135 Class A shares of the common stock of BAESA to BSA in exchange for a general partnership interest in BSA.

  Pursuant to the Partnership Agreement between ABA and PepsiCo (the "Partnership Agreement"), the principal controlling shareholders of the Company had the right as representatives of ABA for a period ending not later than December 1, 1999 to vote all of the BAESA shares held by BSA and by another shareholder of BAESA. These shares represent approximately 60.2% of BAESA's outstanding capital stock and approximately
  85.1%  of  the  voting  rights outstanding.   Pursuant  to  the
  Partnership Agreement, ABA would cease to be, and PepsiCo would become the controlling shareholder of BAESA by December 1, 1999. The transfer of voting control to PepsiCo occurred on July 1, 1996. For the period that commenced subsequent to July 1, 1996, the Company does not have access to information about BAESA's financial operations other than the information about BAESA's financial operations other than the information which is made public by BAESA.

  In November 1994, BAESA entered into an agreement with Compania Cervecerias Unidas S.A. ("CCU") whereby the soft drink bottling operations of CCU in Chile were combined with the operations of Embochile. The formation of this joint venture required BAESA to contribute the operations of Embochile to the joint venture in addition to the equivalent of $50,000 to CCU in exchange for 45% interest of the newly created joint venture. In addition, BAESA has the option to acquire and additional 4% interest of the joint venture for $14,000. The investment is accounted for under the equity method by BAESA. This transaction resulted in BAESA recognizing an excess of cost over fair value of asset acquired of approximately $60,200. In connection with this agreement with CCU, BAESA made a capital contribution of $1,800 to Embochile during October 1994. BAESA paid $10,000 of the total required payment, the remaining balance of $40,000 is to be paid over the next four years. The shares of Embochile serve as collateral for the outstanding required payment.

Brazil

  BAESA, pursuant to the Southern Cone acquisitions, was scheduled to receive various franchise rights for the Southern brazilian States of Rio de Janeiro, Rio Grande do sul, Santa Catarina, Sao Paulo and Parana as they became available between September 1994 and November 1996. However, BAESA and the previous company holding such franchise rights to produce, sell and distribute PepsiCo products in the southern Brazilian territories, reached an agreement to accelerate, subject to certain terms and conditions, BAESA's operation of PepsiCo's bottling franchises in all of the southern Brazilian franchise territories to December 1, 1994. BAESA agreed to purchase certain assets from the previous franchise holder, including returnable glass bottles, plastic cases and certain other assets. BAESA paid $57,000 under the agreement, of which $22,000 was paid in December 1993, $2,900 in September 1994 and the balance during fiscal year 1995. The $24,000 deposit has been classified as a prepayment and therefore in other assets in BAESA's balance sheet as of September 30, 1994. Total start-up expenses incurred in Brazil amounted to $7,040 and $3,162 in 1994 and 1995, respectively.

  On May 16, 1995, PepsiCo, and BAESA signed an Amendment Agreement (the "Amendment") to the original franchise agreements between the parties. Pursuant to the Amendment, effective on January 1, 2000, PepsiCo will increase the concentrate price for PepsiCo products for the Southern Brazil territories to 20% of net wholesale selling price ("NWSP"). In addition, pursuant to the Amendment, PepsiCo will grant BAESA the franchise rights for the majority of the Minas Gerais region in Brazil effective March 25, 1996. The concentrate price of the Minas Gerais territory shall be 20% of NWSP as soon as BAESA takes over this territory.

Income Taxes

  BAESA accounts for income taxes pursuant to Statement 109. Income taxes is calculated separately for BAESA and each of its subsidiaries as required by the tax laws in which BAESA and its subsidiaries operate. The difference between the computed expected tax expense based on statutory tax rates of each country of operation and the effective income tax rate in mainly attributable to the recognition of benefits arising from tax leases and the effect of indexing for inflation for tax purposes. The statutory tax rate in many of the countries in which BAESA operates is lower than the U.S. statutory tax rate.

Cooperative Marketing Agreement

  BAESA and each of this bottling subsidiaries participate with PepsiCo in a CMA on an annual basis to market and promote
  PepsiCo beverage products in BAESA's franchise territories. The CMA provides for among other things, marketing related asset investments, as well as expenditures for advertising and promotions. PepsiCo reimburses BAESA for PepsiCo's share of marketing expenditures. These reimbursements are reflected on BAESA's consolidated statements of income/(loss) as reduction of selling and marketing expenses.

  During 1995, BAESA adopted SOP 93-7. The adoption of SOP 93-7 did not have a material effect on BAESA's financial position or results of operations.

Issuance of BAESA Shares

  In 1994, BAESA completed a secondary public offering (national and international) whereby 5.8 million previously unissued Class B common shares of BAESA were sold at $17.25 per share. Concurrent with this public offering, PCPRB sold 1.3 million shares of Class B common shares of BAESA. The total proceeds to BAESA from the offering was $138,133, net of underwriting commissions and related expenses. PCPRB recognized a gain of $15,924 attributable to the difference between PCPRB'S basis of its interest in BAESA and the proceeds from the sale.



  Furthermore, PCPRB increased additional paid in capital by $19,935 net of tax effect, attributable to the sale of the 5.8 million Class B shares mentioned above and the issuance of 16,372,973 Class B shares in conjunction with the Southern Cone acquisition, representing the difference between the Company's equity interest in BAESA after the issuance of shares and the historical book value of its interest in BAESA.

NOTE 6 - NOTES PAYABLE TO BANK AND LONG TERM DEBT

In November 1994, the Company and its subsidiaries entered into a credit Agreement with Banco Popular. The Credit Agreement provides for borrowing by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company may borrow under revolving loans to $10.0 million. As of September 30, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loan aggregate principal amount of $6.0 million and non-revolving loans in an aggregate principal amount of $10.0 million, term loan aggregate principal amount of $6.0 million and non-revolving loans in aggregate principal amount of $15.0 million. These loans mature on March 30, 1997, September 10, 2000 and January 10, 1997 respectively, and bear interest at a floating rate of 2% over and above the cost of Banco Popular of "936 funds" or LIBOR lending rates (ranging from 6.64% to 7.27%). The Agreement contains various covenants and events of default typical of a credit facility agreement of this size and nature, including additional debt restrictions and maintaining a minimum level of tangible net worth. As of September 30, 1996, the Company was not in compliance with some of these covenants but had obtained a waiver from the lending institution.

Long-term  debt consists of the following at September  30,  1996 and 1995:

     Term Loan of $6,000 in 1996 and $8,800 in
     1995 to Banco Popular, payable in 78          1996     1995
     monthly payments of $128 excluding            ----     ----
     interest, refinanced under the above
     mentioned Agreement.  Interest is payable
     monthly in arrears at 936 rate plus 2%...... $6,026   $7,564

     Others......................................     337     331
                                                   ------   -----
       Total long-term debt......................   6,363   7,915

     Less current installments...................  (1,550) (1,550)
                                                   ------   -----
       Long-term debt, excluding current
        installments.............................  $4,813  $6,365
                                                   ======  ======

The aggregate maturities of long-term debt at September 30, 1996 are as follows:

      1997..............................................   $1,550
      1998..............................................    1,592
      1999..............................................    1,549
      2000..............................................    1,418
      2001..............................................        9
      Thereafter........................................      245
                                                            -----
        Total                                              $6,363
                                                           ======

The Company is negotiating the refinancing of its credit facility to include a payment schedule which more closely matches the life of its productive assets.



NOTE 7 - INCOME TAXES

PCPRB and its subsidiaries are subject to U.S. Federal income taxes; however, each has elected the benefit of Section 936 the U.S. Internal Revenue Code. Section 936 presently allows the Company a tax credit equal to a portion of the amount of U.S.
income tax expense attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico subject to certain limitations. The tax credit against U.S. income taxes on possession business income, as computed under current law, is subject to one of two limitations to be chosen by PCPRB and its subsidiaries, the Economic Activity Limitation or a credit of 55% (in 1996 and lesser in subsequent years down to 40% in 1998) of their taxable income. PCPRB and its subsidiaries elected the Economic Activity Limitation to calculate their 1995 and future
Section 936 credits. However, the Small Business Job Protection Act of 1996 repealed Section 936 and provided for a 10-year phaseout period. During the phaseout period, the Section 936 credit must be computed under the Economic Activity Limitation. In addition, during the taxable years commencing after December 31, 2001, the Section 936 credit will be subject to a net income limitation. In order to utilize income tax credits available under Section 936 each company is required to derive at least 80% of its gross income from sources within Puerto Rico, and at least 75% of gross income must be gross income must be from an active trade or business in Puerto Rico. Distributing, Manufacturing and BEV were in compliance with these gross income requirements for the years ended September 30, 1996 and 1995. However, PCPRB did not meet these gross income requirements for the years ended September 30, 1996 and 1995 and, therefore is not allowed the benefit of Section 936 for such years.

The Company was granted, effective October 1988, a ten-year tax exemption for its plastic preforms manufacturing and sales operations (BEV), pursuant to the provisions to the Puerto rico Tax Incentives Act of 1987 for certain net industrial development income. Under the terms of the grant, the Company received a 90% exemption from Puerto Rico income tax. The Company also received a full exemption from Puerto Rico income and municipal tax on interest, rents, dividends and other investments and was granted a 60% exemption from municipal tax and a 90% exemption from property tax. In exchange for these tax exemptions, the Company agreed to manufacture plastic preforms and plastic bottles, employ a minimum number of persons and maintain equipment and facilities in Puerto Rico.

For  the  years  ended September 30, 1996,  1995  and  1994,  the
combined   income  tax  expense  (benefit)  of  PCPRB   and   its
subsidiaries attributable to income from continuing operations consisted of the following:

                                              1996      1995      1994
Current:                                      ----      ----      ----
  U.S.                                       $(150)    $(477)    $2,073
  Puerto Rico                                  185       557      1,855
                                              ----     ------    ------
  Total current income tax expense              35        80      3,928
                                              ----     ------    ------
Deferred:
  U.S.                                        (326)      893      2,315
  Puerto Rico                                 (914)   (1,270)       -
                                              ----    ------
  Total deferred income tax expense
  (benefit)                                 (1,240)     (377)     2,315
                                            ------    ------     ------
  Total income tax expense (benefit        ($1,205)    $(297)    $6,243
                                           =======    ======     ======


Income tax expense (benefit) attributable to income from continuing operations for the years ended September 30, 1996, 1995 and 1994 differed from the amounts computed by applying the U.S. statutory tax rate of 35% as a result of the following:

                                    Year End       Year End     Year End
                                  September 30,  September 30, September 30,
                                     1996            1995          1994
                                  -------------  ------------- -------------
Computed "expected" tax expense    $(8,209)         $3,191         $4,923

Change in the beginning-of-the-
year balance of the valuation
allowance for deferred tax
assets                              17,734          (2,742)         2,488

Foreign tax credit, net of gross-
up of foreign taxes                   -               (222)            -

Puerto Rico income taxes           (9,668)           2,029          1,855

Possessions tax credit             (1,484)          (2,823)        (3,147)

Other, net                            422              270            124
                                  -------           ------         ------
  Income tax expense (benefit)    $(1,205)           $(297)        $6,243

Current  and  deferred income tax expense (benefit) of  $20,062),
$1,657  and $716 for 1996, 1995 and 1994, respectively, has  been
provided  (credited)  in  connection  with  the  equity  in   net
earnings/(losses) of BAESA.

The   significant  components  of  deferred  income  tax  expense
(benefit) attributable to income from continuing operations for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                    Year End       Year End     Year End
                                  September 30,  September 30, September 30,
                                     1996            1995          1994
                                  -------------  ------------- -------------

Deferred tax (benefit) expense
(exclusive of the effects of
other components listed below)...  $(18,974)         $2,365        $(173)

Increase (decrease) in beginning
of the year balance of the
valuation allowance for deferred
tax assets.......................    17,734         (2,742)        2,488
                                   --------        --------       ------

Total deferred income tax
expense (benefit)                  $(1,240)          $(377)       $2,315
                                   --------        --------       ------





The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are presented below:

                                                       September 30,
                                                       -------------
                                                      1996      1995
Deferred Taxes                                        ----      ----

  Deferred tax assets:

  Property, plant and equipment principally, due
  to differences in depreciable lives                $334       $ -

  Federal net operating loss carryforwards          8,633         -

  Puerto Rico net operating loss carryforwards     18,703    10,446

  Accrued expenses                                    763         -

  Past service cost for pension plan                  426       261

  Inventories principally due to additional
  costs inventoried for tax purposes                  127         -

  Amortization of organizational costs                  -       103

  Accounts receivable, principally due to
  allowance for doubtful accounts                     405         -

  Other, net                                           66       200
                                                  -------    ------
       Total gross deferred tax assets             29,457    11,010

  Less: valuation allowance                       (27,194)   (9,358)
                                                  -------    ------
       Net deferred tax assets                     $2,263    $1,652
                                                  -------    ------
Deferred tax liabilities:

  Accounts receivable, principally due to
  allowance for doubtful accounts                       -    ($392)

  Inventories, principally due to additional
  costs inventoried for tax purposes                    -      (59)

  Property, plant and equipment, principally due
  to differences in depreciable lives                   -      (73)

  Investment in affiliate                               -  (20,390)

       Total gross deferred tax liabilities             -  (20,914)
                                                  -------  --------
       Net deferred tax asset (liabilities)       $2,263   (19,262)
                                                  =======  ========

The subsequent recognition of tax benefits related to the valuation allowance for deferred tax assets as of September 30, 1996 and 1995 will be allocated to income from continuing operations, except for $102 of the September 30, 1995 balance which will be allocated to equity in net earnings of BAESA.

On December 31, 1993, PCPRB's manufacturing and distributing divisions were contributed to two newly formed subsidiaries, Manufacturing and Distributing. PCPRB's Puerto Rico tax net operating loss carryforwards followed the respective assets of the divisions. During the year ended September 30, 1996, Manufacturing utilized $3,819 of the prior year Puerto Rican net operating loss carryforwards.


Deferred tax benefits for the federal and Puerto Rican tax net operating loss carryforwards of PCPRB, Manufacturing and Distributing have been partially reserved because realization of that benefit for tax purposes is dependent upon the existence of future taxable income. At September 30, 1996, PCPRB, Manufacturing and Distributing have net operating loss carryforwards for federal tax purposes of $24,667, which expire in 2011, and for Puerto Rican income tax purposes as follows:

Amount                                 Year of Expiration
-------                                ------------------
$ 3,098...............................        1998
  4,891...............................        1999
  3,642...............................        2000
 11,657...............................        2001
 24,657...............................        2002
 ------
$47,955...............................
=======

For U.S. income tax purposes, ABA and BSA are considered partnerships and, as a result, do not pay income tax on their income. ABA's and BSA's income gains, losses deductions and credits flow-through and are recognized proportionately by their partners on their U.S. income tax return. Therefore, a tax provision was not computed on ABA's and BSA's income.

NOTE 8 - RELATED PARTY TRANSACTIONS

The following are transactions between PCPRB and BAESA that took place during the years ended September 30, 1996, 1995 and 1994.

                                            1996    1995    1994
                                            ----    ----    ----
Sale of preforms to BAESA, including
guaranteed payments.....................   $2,235   4,419   4,852

Charges from PCPRB to BAESA

  Management Fees.......................        -       -   1,467

  Sale of property and equipment and other
   assets...............................        -       -     935

Sale of machinery to unconsolidated
  affiliate of BAESA....................        -     208       -

Charges by BAESA to PCPRB for management
  fee...................................      888     848   4,528

PCPRB  sold  preforms  to BAESA pursuant to  a  long-term  supply
contract.   In management's opinion, the terms of this  long-term
supply contract were reasonable and, at the time such contract was entered into, no other comparable long-term supply contract was available to BAESA from an unrelated interest due to the
hyperinflationary  conditions in Argentina  at  the  time.   This
contract  was  terminated subsequent to September 30,  1996.   As
part of the negotiation which led to the cancellation of the long-term preforms supply contract, outstanding obligations of the Company to BAESA and its subsidiaries amounting to $2,065,063 were settled for a cash payment of $50,000. In addition, the
Company   was  relieved  from  obligations  related  to   certain
operating leases. This transaction was accounted for as a gain on the early termination of a supply Agreement.

The following are transactions between PCPRB and subsidiaries, including ABA, with other related parties for the years ended
September 30, 1996, 1995 and 1994:

Accounts receivable other includes, $40 and $80 at September 30, 1996 and 1995, respectively, due from two partners of ABA.

As of January 1, 1995, the Company entered into an agreement with a shareholder and former director who was to provide construction management services for approximately $200. No amounts were paid as of September 30, 1995 related to these services. During 1996 $151 was paid under this agreement (no additional payments are contemplated).

PCPRB  paid  approximately $2,105, $2,700 and $4,400 during  1995 and 1994, respectively in advertising fees to a firm controlled by a shareholder of the Company.

PCPRB paid approximately, $232 and $350 during 1995 and 1994, respectively for consulting fees to a shareholder of BAESA and a former director of the Company.

Certain members of the Company's Board of Directors and certain of its executive officers were also directors and/or officers of BAESA until approximately the end of June 1996.

Pursuant to the terms of a ten-year Voting Trust Agreement (five year initial term and renewal option for a second five-year term) and a related Stock Option Agreement, the 5,000,000 Class A shares authorized and outstanding were placed into a voting trust, the trustee of which is the present President of the Company, who has the unrestricted right to vote such shares for a period of ten years. The voting trust provides the President of the Company with an indemnity and hold harmless with respect to his duties and functions as trustee. The President may terminate the Voting Trust at his will. Pursuant to the Stock Option Agreement, the President of the Company has the right to purchase the aforementioned 5,000,000 Class A Shares, for the exclusive benefit of the Company, within a period of two years ending on September 28, 1998, at a price of $1 per share.

PCPRB paid or assumed approximately $133 in 1996, for legal fees incurred by the President and the Chairman of the Board of Directors in connection with the issues in litigation involving the Company and certain of its directors, and the issues relating to the Stock Option Agreements and the Voting Stock Agreement approved by the Board of Directors.

NOTE 9 - BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments, which subject the company to concentrations of credit risk consist primarily of trade receivables. Most of the Company's customers are located in
Puerto Rico. Two customers accounted for approximately 28% of the Company's sales during 1996, 1995 and 1994. Although the Company's exposure to credit risk associated with non payments by customers is affected by conditions for occurrences with Puerto Rico, that risk is mitigated by the large number of entities comprising the Company's customer base. As of September 30, 1996, no single receivable from a customer exceeded 15% of the company's trade receivables at that date. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trend, and other information.

NOTE 10 - PENSION PLANS

The Company has two separate non-contributory defined benefit pension plans covering eligible salaried and hourly employees of the company and its subsidiaries in Puerto Rico. The benefits under the salaried employees' plan are based on years of serviced and the employees' average earnings during the last five years of employment. The benefits under the hourly employees' plan are based on a fixed amount times years/credit service. The Company's funding policy is to make the annual contributions as required by applicable regulations. Contributions are intended to provide for benefits attributed to service to date as well as for those expected to be earned in the future. Both plans are insured by the Pension benefit Guarantee Corporation. This insurance requires all members of the controlled group to be jointly and severally liable for the unfunded pension obligations. The only event that may trigger a full payment of the unfunded liability is a plan termination which management believes is a remote possibility.

In accordance with the provisions of Accounting Standards Board Statement No. 87, "Employers Accounting for Pensions", the Company recognized an additional minimum liability, computed as the excess of the accumulated benefit obligation over the fair value of plan assets of $1,388 and $1,592 at September 30, 1996 and 1995 respectively, with a related intangible asset (limited to the unrecognized prior service cost of the related plans) of $23 and $48 at September 30, 1996 and 1995 respectively, with the remainder being reflected as an adjustment to shareholders' equity.

The following table sets forth the funded status of the plans and amounts recognized in the balance sheet at September 30, 1996 and 1995.

                                                 1996      1995
                                                 ----      ----
Actuarial present value of obligations:

  Accumulated benefit obligation, including
  vested benefits of $7,290 in 1996 and $6,682
  in 1995                                        $7,356    $6,784
                                                 ======    ======
Projected benefit obligations for services
rendered to date                                  7,711     7,174

Plan assets at fair value, primarily
consisting of common stocks and time deposits     4,579     3,656
                                                  -----     -----
Projected benefit obligation in excess of plan
assets                                            3,132     3,518

Unrecognized net loss from past experience
different from that assumed                     (1,721)   (1,935)

Unrecognized prior service cost                    (23)      (48)

Adjustment to recognize minimum liability         1,388     1,592
                                                  -----     -----
Accrued pension cost at September 30, 1996 and
1995 ($2,593 and $2,871 respectively, long
term)                                            $2,776    $3,127
                                                 ======    ======
Net pension expense for 1996 and 1995 included the following components:

  Service cost for benefits earned during the
    period                                         $160     $150

  Interest cost on projected benefit obligation     518      496

  Actual return on plan assets                     (533)    (187)

  Net amortization and deferral                     442       82
                                                   ----     ----
  Net periodic pension cost                        $587     $541
                                                   ====     ====


The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 7% at September 30, 1996 and 1995 and an expected long-term rate of return on plan assets of 9% for the two years. The rate of increase in future compensation levels for the salaried plan was 4%. The cost of retroactive benefits resulting from plan amendments is amortized over the future worklife expectancy of the active participants.


NOTE 11 - STOCK OPTION PLANS

The Company is in the process of establishing two Stock Option Plans, subject to the approval by the Board of Directors and the shareholders of the Company, for the granting of stock options to purchase Class B Shares to certain employees and directors of the Company and its affiliates who have serviced in such capacities for at least one year prior to the date the options are granted. It is expected that all officers and directors and other employees of the Company and its affiliates will be eligible to participate under this stock option plan, as deemed appropriate by the Company's Board of Directors. One of these stock option plans will be qualified for income tax purposes, whereas, the other will not be a qualified plan. The stock option plan that will be qualified for income tax purposes will have exercise prices not less than the fair market value of the Class B shares at the date of grant; the exercise prices in the non-qualified stock option plan may be less than the fair market value of the Class B shares at the date of grant. Subsequent to September 30, 1996, the Company granted an option to the President of the Company to acquire 190,000 shares to under the qualified plan, subject to the constitution and approval of the plans by the Board of Directors and shareholders of the Company. These plans replace a stock option plan that existed and was terminated during 1996.

The Company has granted another stock option to the President of the Company to acquire 1,516,667 Class B Shares of the Company, at an exercise price of $5 a share. This stock option will be exercisable in whole or in part until exercised in full. A similar option previously granted to the former president of the Company was cancelled during 1996.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

A.Operating Leases

  The Company and its subsidiaries lease office and operating facilities under operating leases with unexpired terms ranging from two to nine years.

  Rent expense under all noncancelable operating leases for the Company and its subsidiaries for the years ended September 30, 1996, 1995 and 1994 is summarized as follows:

  1996................................................. $1,387
  1995.................................................  1,287
  1994.................................................  1,187

Following is a summary of future minimum lease payments under noncancelable operating leases and the present value of future payments under capital leases as of September 30, 1996.

                                           Total Operating Leases
                                           ----------------------
1997......................................                 $  781
1998......................................                    682
1999......................................                    585
2000......................................                    457
2001......................................                    398
Thereafter................................                    934
  Total minimum lease payments............                 $3,837


                                           Total Capital Leases
                                           --------------------
1997.......................................             $  421

1998.......................................                382

1999.......................................                322

2000.......................................                149

2001.......................................                 69

Thereafter.................................                 21
                                                         -----
  Total minimum lease payments.............              1,364

Less amount representing interest at
 10.25% to 12%.............................                152
                                                         -----
  Present value of lease payments..........              1,212

Less current installments..................                341
                                                         -----
  Capital lease obligations, excluding
   current installments....................               $871
                                                         =====

In 1991 the Company entered into an agreement with the Puerto Rico Aqueduct and Sewer Authority (PRASA) to invest approximately $15,000 to build a new bottling facility and waste water treatment plant. The Company is required to pay utilities surcharges of approximately $13 per month until the new facility is operational.

B.   Legal Proceedings

The Company is a defendant in nine putative class actions alleging federal securities violations by the Company and various officers and directors of the Company. Plaintiffs in all actions seek unspecified money damages except one case in which plaintiffs seek rescissory or compensatory damages that are alleged to be estimated in excess of $70,000, together with judgement declaring null and void the sale of the Company's common shares initially sold to the public in the Company's September 19, 1995 initial public offering and all subsequent trading in such shares.

The  Company  intends  to  contest  the  cases  vigorously.    No
discovery  has  been  taken in any of the  actions.   It  is  not
possible at this early stage of the proceedings to determine the likelihood and amount of the possible loss if any.

In November 1995, the Company obtained directors, officers and entity liability insurance coverage. The Company has been recently advised by the insurance carrier that based on the allegations contained in the complaints relating to the lawsuits filed against the Company, the insurance carrier (although not implying that it believes such allegations to be true) now believes that certain of the claims appear not to be covered by the policies, and that other claims may also not be covered.
The Company intends to vigorously contest this interpretation of the policy by the insurance carrier, but there can be no assurance that any coverage ultimately will be available to the Company under the policy with respect to some or all of the claims under these or any similar lawsuits.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, bank loans and overdrafts, accrued payroll, taxes and other current liabilities approximate fair value because of the short maturity of these instruments.

The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at September 30, 1996.


The Company currently does not hold any derivatives.

Under the equity method, the Company's investment in BAESA has been reduced to zero. At September 30, 1996, such investment has an estimated fair value of $35,500 determined using a basis The New York Stock Exchange quoted closing value per share on that date.

NOTE - 14 INTANGIBLE AND FIXED ASSET WRITE-OFFS

In  1996, the Company recorded a non-cash charge of approximately
$600 in order to write-off an intangible.

In 1994, the Company recorded a charge of approximately $2,900 in order to write-off approximately $1,000 of certain intangibles and approximately $1,900 of fixed assets.















Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.



















                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

   Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. 1 - Election of Directors" in the Company's 1996 Proxy Statement (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission in January 1997. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.


Item 11.  EXECUTIVE COMPENSATION

  Information regarding executive compensation is incorporated by
reference   to  the  information  contained  under  the   caption
"Executive Compensation" in the Company's Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding stock ownership of each person known to the Company to be the beneficial owner of more than 5% of its outstanding Common Stock is incorporated by reference to the information contained under the caption "Security Ownership" in the Company's Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information  regarding  certain  relationships  and   related
transactions is incorporated by reference to the information contained under the caption "Certain Relationships and Related
Transactions" in the Company's Proxy Statement.

  With the exception of the information specifically incorporated by reference, the Company's Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.









                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

  (a)     Documents filed as part of this report:

                (1) A list of the financial statements filed as part of this report appears on page 28.

                (2) A list of financial statement schedules required to be filed as part of this report appears on page 28.

                (3) The following exhibits are filed as part of this report:



Exhibit
Number              Description of Exhibit
-------             ----------------------
3.1       Amended   and   Restated   Certificate   of
          Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
4.1       Form   of   Specimen   Stock   Certificate
          representing Class B Shares (incorporated by  reference
          to  Exhibit  4.1 to Amendment No. 3 to  the   Company's
          Registration Statement on Form S-1 (Registration No. 33-94620) (the "S-1 Registration Statement").
9.1       Form  of  Charles  H.  Beach  Voting  Trust
          Agreement (incorporated by reference to Exhibit 9.1 to Amendment No. 1 to the S-1 Registration Statement).
9.2       Michael   Gerrits  Voting  Trust  Agreement
          (incorporated by reference to Exhibit 9.2 to Amendment No. 1 to the S-1 Registration Statement).
9.3       Form  of Amendment No. 1 to Michael  Gerrits
          Voting  Trust  Agreement (incorporated by reference  to
          Exhibit  9.3 to Amendment No. 1 to the S-1 Registration
          Statement).
9.4       Charles   Krauser  Voting  Trust  Agreement
          (incorporated by reference to Exhibit 9.4 to Amendment No. 1 to the S-1 Registration Statement).
9.5       Form  of Amendment No. 1 to Charles  Krauser
          Voting  Trust  Agreement (incorporated by reference  to
          Exhibit  9.5 to Amendment No. 1 to the S-1 Registration
          Statement).
10.1 Franchise Commitment Letter (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).
10.2      Letter  Agreement between the Company and PepsiCo
          extending   term  of  Exclusive  Bottling  Appointments
          (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).
10.3      Form    of   Exclusive   Bottling   Appointment
          (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).
10.4      Material   Differences  in  Exclusive   Bottling
          Appointments (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
10.5 Concentrate Price Agreement (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).
10.6      Amended and Restated General Partnership Agreement
          for BSA (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the S-1 Registration Statement).
10.7      Shareholders Agreement (incorporated by reference
          to   Exhibit  10.7  to  Amendment  No.  1  to  the  S-1
          Registration Statement).
10.8      Amendment   No.  1  to  Shareholders   Agreement
          (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the S-1 Registration Statement).


10.9      Amendment   No.  2  to  Shareholders   Agreement
          (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the S-1 Registration Statement).
10.10     Amendment   No.  3  to  Shareholders   Agreement
          (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10.11     Stock Option Agreement dated as of September  28,
          1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.12     Voting  Trust Agreement dated September 28,  1996
          among Rafael Nin, Pepsi-Cola Puerto Bottling Company and the Grantors (incorporated by reference to Exhibit 2 to the Schedule 13D of Rafael Nin dated October 9,
          1996).
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).

-----------------
     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

     (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

     (d) The Consolidated Financial Statements and the financial statement schedules listed under Item 14(a)(2) are filed herewith.








                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                                                      Additions
                                                    -------------------------------------------
            Description                 Balance at   Charged to
                                        beginning of costs and   Charged to                    Balance at end
                                         period      expenses    other accounts   Deductions(1)   of period
                                        ------------ ----------  --------------   ------------- -------------
Fiscal Year Ended September 30, 1996:
  Allowance for doubtful accounts           1,458        511             -               (811)     $1,158

Fiscal Year Ended September 30, 1995:
  Allowance for doubtful accounts           1,220        386             -               (148)   $  1,458

Fiscal Year Ended September 30, 1994
  Allowance for doubtful accounts           1,998        338             -             (1,116)   $  1,220


-----------------
(1)  Uncollectible receivables.















                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Pepsi-Cola  Puerto  Rico  Bottling Company

                              By:  /s/ Rafael Nin
                                   -------------------------------
                                   Name:  Rafael Nin
                                   Title: Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signatures                  Title               Date


/s/ Rafael Nin                 Director and Chief   December 23, 1996
----------------------         Executive Officer
Rafael Nin


/s/ John William Beck          Director             December 23, 1996
----------------------
John William Beck


/s/ Charles R. Krauser         Director             December 23, 1996
----------------------
Charles R. Krauser


/s/ Anton Schedlbauer          Director             December 23, 1996
----------------------
Anton Schedlbauer


/s/ C. Leon Timothy            Director             December 23, 1996
----------------------
C. Leon Timothy


/s/ Richard Reiss Huyke        Director             December 23, 1996
-----------------------
Richard Reiss Huyke


/s/ David L. Virginia          Vice President and   December 23, 1996
-----------------------        Chief Financial
David L. Virginia              Officer



