Form 10-Q/A
period 1995-12-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1996-12-24
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-Q/A

                        Amendment No. 2


(Mark One)
/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1995
                                  or
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

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





           This Report on Form 10-Q/A is being filed to amend and restate in its entirety the quarterly report on Form 10-Q for the quarterly period ended December 31, 1995 which was originally filed by the Company on February 14, 1996, and which was amended on October 8, 1996.




                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

      INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                            Number

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:
    Condensed Consolidated Balance Sheets (unaudited) at        4
        December 31, 1995 and September 30, 1995
    Condensed Consolidated Statements of Income / (Loss)        6
        (unaudited) for the Three Months Ended December 31,
        1995 and 1994
    Condensed Consolidated Statements of Cash Flows             7
        (Unaudited) for the Three Months Ended December 31,
        1995 and 1994
    Notes to Condensed Consolidated Financial Statements        8
        (Unaudited)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   12

PART II  OTHER INFORMATION
     None of the items are applicable.















  See accompanying notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (U.S. Dollars in thousands)

                                                    December 31,    September 30,
                                                        1995           1995
                                                    (unaudited)      (audited)
                                                   -------------    -------------
Cash and cash equivalents                           $   46,703      $   46,091
Accounts receivable:
 Trade, less allowance for doubtful accounts
   of $1,027 on December 31, 1995 and $1,458 on
   September 30, 1995                                   17,403          16,086
 Due from PepsiCo, Inc. and affiliated companies         2,839           2,913
 Other                                                     633             341
Inventories                                              4,137           4,542
Prepaid expenses and other assets                        2,426           2,516
                                                     ---------       ---------
         Total current assets                           74,141          72,489
Investment in BAESA                                     67,157          74,128
Property, plant and equipment, net                      40,032          36,445
Intangible assets                                        2,141           2,163
Other assets                                               314             441
                                                    ----------       ---------
         Total assets                                 $183,785      $  185,666
                                                    ==========       =========




  See accompanying notes to condensed consolidated financial statements.

                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                   (U.S. Dollars in thousands)

              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,   September 30,
                                                         1995           1995
                                                      (unaudited)    (audited)
                                                     -------------  -------------
Current installments of long-term debt                 $  1,550         1,550
Current installments of capital lease obligations           737         1,204
Short term borrowings                                    14,836         4,600
Accounts payable:
 Trade                                                   12,879        12,536
 Affiliate                                                  664         1,181
Income taxes payable                                        891           123
Deferred income taxes                                        55           530
Other accrued expenses                                    5,088         6,477
                                                        -------       -------
    Total current liabilities                            36,700        28,201
Long-term debt, excluding current installments            5,977         6,365
Capital lease obligations, excluding current
installments                                                788           848
Accrued pension cost, long-term                           2,871         2,871
Deferred income taxes                                    17,454        18,732
                                                        -------       -------
    Total liabilities                                    63,790        57,017
Shareholders' equity:
Class A common shares of $0.01 par value;
  authorized, issued and outstanding 5,000,000 shares        50            50
Class B common shares, $0.01 par value; authorized
  35,000,000  shares; issued and outstanding
 16,500,000 shares                                          165           165
 Additional paid-in capital                              90,738        90,738
 Retained earnings                                       31,049        39,472
 Cumulative translation adjustment                         (463)         (232)
 Pension liability adjustment                            (1,544)       (1,544)
                                                        -------      --------
            Total shareholders' equity                  119,995       128,649
                                                        -------      --------
            Total liabilities and shareholders' equity $183,785      $185,666
                                                       ========      ========


  See accompanying notes to condensed consolidated financial statements.


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
        (U.S. Dollars in thousands except per share data)

                                           Three Months Ended December 31,
                                              1995              1994
                                            (unaudited)      (unaudited)

Net Sales                                   $  29,417        $   28,057
Cost of Sales                                  18,924            16,811
                                           ----------        ----------
   Gross profit                                10,493            11,246
Selling and marketing expenses                  9,872             7,546
Administrative expenses                         1,598             1,502
                                           ----------        ----------
Income/(loss) from operations                   (977)             2,198
                                           ----------        ----------

Other income (expenses):
    Interest expense                            (154)              (354)
    Interest income                              685                 32
    Other, net                                   129                 26
                                           ---------         ----------
            Total other income (expenses)        660               (296)
            Income/(loss) before income tax
              expense and equity in net
              earnings/(loss) of BAESA          (317)             1,902
Income tax expense                               266                322
                                            --------         ----------
    Income/(Loss) before equity in net
      earnings/(loss) of BAESA                  (583)             1,580
Equity in net earnings/(loss) of BAESA,
  net of income tax benefit/(expense)
  of $1,278 and $(486) in 1995
  and  1994, respectively                     (2,623)             2,552
Net income/(loss)                           $ (3,206)             4,132

Earnings per common share:
    Income/(loss) before equity in net
       earnings of BAESA                    $  (0.03)        $    0.09
                                            ========         =========
    Net income/(loss)                       $  (0.15)        $    0.23
                                            ========         =========

Weighted average number of shares
outstanding                                  21,500             18,000
                                            ========          ========



See accompanying notes to condensed consolidated financial statements.



                                    7


             PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                        AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Three Months Ended December 31, 1995 and 1994
                   (U.S. Dollars in thousands)
                           (Unaudited)
                                                         1995       1994
 Cash flows from operating activities:                ----------- ----------
 Net income/(loss)                                    $  (3,206)  $  4,132
 Adjustments to reconcile net earnings to
  net cash provided by (used in) operating
  activities:
  Gain on disposal of property, plant, and equipment       (279)      -
  Depreciation and amortization                           1,251      1,120
  Equity in net earnings/(loss) of BAESA                  2,623     (2,552)
  Changes in assets and liabilities:
      Accounts receivable                                (1,535)    (2,383)
      Inventories                                           405       (311)
      Prepaid expenses and other current assets              90       (927)
                                                      -----------------------
      Accounts payable                                     (174)     3,714
      Other liabilities and accrued expenses             (1,864)     3,841
      Income taxes payable                                  768        276
      Other, net                                            127        282
                                                       --------     -------
  Net cash provided by (used in) operating activities    (1,794)     7,192
                                                       --------     -------

 Cash flows from investing activities:
 Proceeds from the sale of property,
   plant and equipment                                      538         -
 Purchases of property, plant and
   equipment                                             (5,075)    (2,617)
 Dividends received from affiliates                       2,839      2,839
                                                       --------    -------
  Net cash provided by (used in) investing activities    (1,698)       222
                                                       --------    -------

 Cash flows from financing activities:
 Proceeds from short term borrowings                     10,236        500
 Repayment of long-term debt                               (388)      (387)
 Repayment of capital lease obligations                    (527)      (630)
 Dividends paid                                          (5,217)     (4,610)
                                                        -------      -------
  Net cash provided by (used in) financing
   activities                                             4,104      (5,127)
                                                       --------     -------

 Net increase in cash and cash
   equivalents                                              612       2,287
 Cash and cash equivalent at beginnings
   of period                                             46,091       1,347
 Cash and cash equivalent at the end of                --------     -------
 period                                                $ 46,703     $ 3,634
 Supplemental disclosures:                             ========     =======

 Cash paid for:
 Interest                                              $    409     $   354
 Income taxes
                                                              -          -

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

     This  report  on Form 10-Q/A is being filed to  restate  the
Condensed Consolidated Financial Statements of the Company  which were included in the Company's report on Form 10-Q for the three-
month  period ended December 31, 1995 which was filed on February
14,  1996.  Subsequent to the filing of that report, the  Company
discovered   accounting  irregularities  which  resulted   in   a
substantial   understatement  of  certain   expenses,   primarily
discounting   and   marketing  expenses,  and   a   corresponding
overstatement of income from operations for both the  three-month period ended December 31, 1995, and the three-month period  ended
March 31, 1996.  As a result of the restatement contained in this report, the Company is reporting a net loss for the three  months ended  December  31,  1995 of $(3.2) million per  $(0.15)  share, rather than net income of $0.1 million, or $0.01 per share, which was  reported in its originally filed report on Form 10-Q for its first fiscal quarter.

(2) Inventories

    Inventories consist of the following:
                                         December 31,    September 30,
                                            1995            1995
                                         ------------    -------------
     Raw materials                         $   969       $  1,247
     Finished goods                          1,931          2,048
     Other                                   1,237          1,247
                                         ---------       --------
                                           $ 4,137       $  4,542
                                         =========       ========

 (3)    Property, Plant and Equipment, Net

    Property, plant and equipment consists of the following:

                                           December 31,   September 30,
                                              1995           1995
                                           ------------   ------------
     Land and improvements                   $ 1,159      $  1,159
     Buildings and improvements                5,592         5,592
     Machinery, equipment and vehicles        35,979        36,173
     Bottles, cases and shells                 1,606         1,585
     Furniture and fixtures                    2,166         1,833
     Construction in process                  16,681        12,224
                                            --------      --------
                                              63,184        58,566
     Less accumulated depreciation and
       amortization                         (23,152)       (22,121)
                                            --------      --------
      Property, plant and equipment, net    $40,032       $ 36,445
                                            ========      ========



     The Company capitalizes interest cost as a component of  the
cost  of  certain building and improvements, and machinery.   The
following is a summary of interest cost incurred:

                                             1995        1994
                                            --------  ----------
     Interest cost capitalized               $ 255        $  -
     Interest cost charged to income           154           354
                                            --------  ----------
                                             $ 409        $  354
                                            ========  ==========


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

(5) Income Tax

     Income tax expense for the three months ended December 31, 1995 and 1994 consisted of the following:

                                                1995        1994
                                           ------------- ----------
        Current                                $ 266       $ 322
        Deferred                                 -          -
                                           ------------  ----------
        Income tax expense                     $ 266       $ 322
                                           ============  ==========

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



                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)

(7) Investment in BAESA

     The  following  condensed  unaudited  financial  information relating to BAESA as of December 31, 1995 and 1994, and  for  the
three  months  then  ended  and audited balance  sheet  financial information  as  of  September 30, 1995  (in  thousands  of  U.S.
dollars)  has  been  provided  to  the  Company  by  BAESA.   Its
inclusion in this report is for information purposes only and the
Company   makes   no  representation  as  to  the   accuracy   or
completeness of such information.  At the time of filing of  this
Form  10-Q/A,  the Company does not control, or have  significant
influence  over,  the  management or operations  of  BAESA.   For
further  information  regarding BAESA, investors  should  consult information made publicly available by BAESA to its shareholders.


                                         December 31,  September 30,
                                             1995         1995
                                          (unaudited)   (audited)
                                         ------------  ------------
                    ASSETS
     Cash and cash equivalents            $ 34,693      $ 57,617
     Accounts receivable, net              172,428       105,478
     Inventories                            66,551        56,349
     Other current assets                   36,076        25,933
                                          --------     ---------
          Total current assets             309,748       245,377

     Property, plant and equipment, net    678,038       655,414
     Intangible assets, net                 86,568        88,017
     Investment in joint venture           108,639       107,385
     Deferred income tax, net                7,412        10,530
     Other assets                           27,553        21,201
                                         ---------     ---------
       Total assets                     $1,217,958   $ 1,127,924
                                        ==========   ===========

                LIABILITIES
Current installments of long-term debt   $  41,835        48,457
     Bank loans and overdrafts             270,860       182,672
     Accounts payable, income taxes
       payable, and accrued expenses       153,209       114,950
                                         ---------     ---------
          Total current liabilities        465,904       346,079

     Long-term debt, excluding current
          installments                     332,882       323,737
     Deferred income taxes                  10,266         7,625
     Other long-term liabilities            10,077        10,715
                                         ---------     ---------
       Total liabilities                   819,129       688,156

     Total shareholders' equity            398,829       439,768
                                        ----------     ---------
     Total liabilities and
       shareholders' equity             $1,217,958   $ 1,127,924
                                        ==========   ===========



                 PEPSI-COLA PUERTO RICO BOTTLING


                    COMPANY AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                           (Continued)

                                            Three Months Ended
                                               December 31,
                                          -----------------------
                    INCOME                  1995          1994
                                          (Unaudited)  (Unaudited)
                                          -----------  -----------
     Net sales                            $ 227,122     $ 168,284
     Cost and expenses:
       Cost of sales                       (117,858)      (86,193)
       Selling and marketing expenses       (68,652)      (32,423)
       Administrative expenses              (30,753)      (18,698)
       Restructuring charges                (11,540)          -
       Start-up costs in Brazil                (644)       (3,162)
                                           --------      --------
                                           (229,447)     (140,476)
                                           --------      --------
        Income / (loss) from operations      (2,325)       17,808
     Other income (expenses), net           (18,768)       (3,813)
                                           --------      --------
          Income / (loss) before
     income tax expenses and equity         (21,093)       23,995
      Income tax expenses                 $  (4,078)       (6,483)
                                          ---------      --------

     Income / (loss) before equity in
       earnings of affiliated company       (25,171)       17,512
     Equity in earnings of affiliated
     company                                  2,264         1,236
                                          ----------    ---------
          Net income / (loss)             $ (22,907)    $  18,748
                                          ==========    =========


                 PEPSI-COLA PUERTO RICO BOTTLING
                    COMPANY AND SUBSIDIARIES



Item  2.   Management's  Discussion  and  Analysis  of  Financial
    Condition and Results of Operations

General Overview

     This  report  on Form 10-Q/A is being filed to  restate  the
Condensed Consolidated Financial Statements of the Company  which were included in the Company's report on Form 10-Q for the three-
month  period ended December 31, 1995 which originally was  filed on  February 14, 1996.  Subsequent to the filing of that  report, the  Company discovered accounting irregularities which  resulted in  a  substantial understatement of certain expenses,  primarily
discounting   and   marketing  expenses,  and   a   corresponding
overstatement of income from operations for both the  three-month period ended December 31, 1995, and the three-month period  ended
March  31,  1996.  A separate report on Form 10-Q/A amending  the
Company's  report on Form 10-Q for the three-month  period  ended
March 31, 1996 was filed simultaneously with this report.   As  a
result  of the restatement contained in this report, the  Company is  reporting  a loss from operations for the three months  ended
December  31,  1995 of $(1.0) million, rather  than  income  from operations  of $2.4 million which was reported in its  originally filed report on Form 10-Q for its first fiscal quarter.

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

     The  following  discussion of the  financial  condition  and
results   of  operations  of  the  Company  should  be  read   in
conjunction  with  this  overview and the Condensed  Consolidated
Financial Statements of the Company, and the Notes thereto, as of and  for the three month period ended December 31, 1994 and  1995
(the  "1995  interim  period"  and  the  "1996  interim  period,"
respectively).

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


The Company

    General

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.


                                  Fiscal Year                 Interim
                             ------------------------      ----------------
                             1993      1994      1995      1995       1996
                             ----      ----      ----      ----       ----
Net Sales                    100.0%    100.0%    100.0%    100.0%    100.0%
Cost of Sales                 59.8      58.2      59.4      59.9      64.3
Gross Profit                  40.2      41.8      40.6      40.1      35.7
Selling and Marketing         28.0      29.3      26.6      26.9      33.5
Expenses
Administrative Expenses       11.5      10.1       5.5       5.4       5.4
Intangibles and Fixed
Asset Write-offs                -        2.8        -         -         -
Income (Loss) from
Operations                     0.8      (0.4)      8.5       7.8      (3.2)


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
















