Form 10-Q
period 1996-12-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1997-02-14
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                        FORM 10-Q




(Mark One)
<checked-box> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                              or
<square> TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 1-13914

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 (Exact name of Registrant as specified in its Charter)

                     DELAWARE                    ###-##-####
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

              CARRETERA #865, KM 0.4
             BARRIO CANDELARIA ARENAS
               TOA BAJA, PUERTO RICO                  00949
      (Address of principal executive office)       (Zip code)

      Registrant's telephone number, including area code: (787) 251-2000





      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. <checked-box> Yes <square> No

      As of February 10, 1997, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.




PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE
                                                                      NUMBER

PART I   FINANCIAL INFORMATION........................................  3

Item 1. Financial Statements:.........................................  3
        Condensed Consolidated Balance Sheets (unaudited) at
          December 31, 1996 and September 30, 1996....................  3
        Condensed Consolidated Statements of Income / (Loss)
          (unaudited) for the Three Months Ended December 31,
          1996 and 1995...............................................  5
        Condensed Consolidated Statements of Cash Flows (Unaudited)
          for the Three Months Ended December 31, 1996 and 1995.......  6
        Notes to Condensed Consolidated Financial Statements
          (Unaudited).................................................  7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................... 13

PART II  OTHER INFORMATION............................................ 17

Item 1. Legal Proceedings............................................. 17

Item 6. Exhibits and Reports on Form 8-K.............................. 17
        (a)  Exhibits................................................. 17
        (b)  Reports on Form 8-K during the quarter ended
             December 31, 1996........................................ 18


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                                    ASSETS


                                                        December 31,             September 30,
                                                            1996                     1996
                                                        ------------             -------------
                                                         (unaudited)               (audited)
Cash and cash equivalents                                 $25,049                   $18,614
Short term investments                                         --                    12,904
Accounts receivable:
        Trade, less allowance for doubtful accounts of
           $1,309 at December 31, 1996 and $1,158 at
            September 30, 1996                             13,420                    11,262
        Due from PepsiCo, Inc. and affiliated companies       398                       877
        Other                                               1,399                     2,423
Inventories                                                 3,945                     4,495
Deferred income taxes                                         187                       187
Prepaid expenses and current assets                         1,965                     1,857
                                                         --------                  --------
          Total current assets                            $46,363                   $52,619

Investment in Buenos Aires Embotelladora S.A. (BAESA)          --                        --
Deferred income tax, long-term                              2,076                     2,076
Long-lived assets for sale, principally land and
  building                                                  3,805                     3,805
Property, plant and equipment, net                         49,530                    49,936
Intangible assets, net of accumulated amortization          1,436                     1,459
Other assets                                                   64                        86
                                                         --------                  --------
          Total assets                                   $103,274                  $109,981
                                                         ========                  ========



      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   December 31,                 September 30,
                                                       1996                         1996
                                                   ------------                -------------
                                                   (unaudited)                  (audited)

Liabilities:
Current installments of long-term debt                 $1,551                       $1,550
Current installments of capital lease
obligations                                               334                          341
Short term borrowings                                  25,462                       25,000
Accounts payable:
        Trade                                          15,927                       16,619
        Affiliate                                          --                           50
Income tax payable                                         38                          115
Other accrued expenses                                  6,310                        8,672
                                                     --------                     --------
    Total current liabilities                          49,622                       52,347

Long-term debt, excluding current installments          4,426                        4,813
Capital lease obligations, excluding current
  installments                                            731                          871
Accrued pension cost, long-term                         2,593                        2,593
                                                     --------                     --------
   Total liabilities                                   57,372                       60,624
                                                     --------                     --------

Shareholders' equity:
Class A common shares of $0.01 par value;
  authorized, issued and outstanding
  5,000,000 shares                                         50                           50
Class B common shares, $0.01 par value;
  authorized 35,000,000 shares; issued and
  outstanding 16,500,000 shares                           165                          165
Additional paid-in capital                             90,738                       90,738
Retained earnings/(deficit)                           (43,687)                     (40,232)
Pension liability adjustment                           (1,364)                      (1,364)
                                                     ________                     ________
       Total shareholders' equity                      45,902                       49,357
       Total liabilities and shareholders' equity    $103,274                     $109,981
                                                     ========                     ========


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    Three Months Ended December 31,
                                                                      1996                     1995
                                                                    (unaudited)              (unaudited)
                                                                    -----------              -----------


Net Sales                                                           $   25,798               $   29,417
Cost of Sales                                                           17,909                   18,924
                                                                    ----------               ----------
   Gross profit                                                          7,889                   10,493

Selling and marketing expenses                                           8,218                    9,872
Administrative expenses                                                  2,820                    1,598
                                                                    ----------               ----------
Income/(loss) from operations                                           (3,149)                    (977)
                                                                    ----------               ----------
Other income (expenses):
     Interest expense                                                     (632)                    (154)
     Interest income                                                       408                      685
     Other, net                                                             26                      129
                                                                    ----------               ----------
         Total other income (expenses)                                    (198)                     660
                                                                    ----------               ----------
         Income/(loss) before income tax expense and                    (3,347)                    (317)
         equity in net earnings/(loss) of BAESA
Income tax expense                                                        (108)                    (266)
     Income/(loss) before equity in net earnings/(loss) of BAESA        (3,455)                    (583)
Equity in net earnings/(loss) of BAESA, net of income tax                    -
     benefit of $1,278 in 1995                                               -                   (2,623)
                                                                    ----------               ----------
Net income/(loss)                                                   $   (3,455)              $   (3,206)
                                                                    ==========               ==========
Earnings per common share:
     Income/(loss) before equity in net earnings of BAESA,
     net of taxes                                                   $    (0.16)              $    (0.03)
                                                                    ==========               ==========
     Net income/(loss)                                              $    (0.16)              $    (0.15)
                                                                    ==========               ==========
Weighted average number of shares outstanding                           21,500                   21,500
                                                                    ==========               ==========


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. DOLLARS IN THOUSANDS)

                                                                                   Three Months Ended December 31,
                                                                                  1996                        1995
                                                                               (unaudited)                 (unaudited)
Cash flows from operating activities:
  Net income/(loss)                                                              ($3,455)                    ($3,206)
  Adjustments to reconcile net earnings to net cash
     provided by/(used in) operating activities:
     (Gain)/loss on sale of property, plant, and equipment                             60                        (279)
     Depreciation and amortization                                                  1,632                       1,251
     Equity in net earnings/(losses) of BAESA                                          --                       2,623
     Changes in assets and liabilities:
        Accounts receivable                                                         (655)                     (1,535)
        Inventories                                                                  550                         405
        Prepaid expenses and other current assets                                   (108)                         90
        Accounts payable                                                            (742)                       (174)
        Other accrued expenses                                                    (2,362)                     (1,864)
        Income taxes payable                                                         (77)                        768
        Other, net                                                                    22                         127
                                                                                --------                    --------
     Net cash provided by/(used in) operating activities                          (5,135)                     (1,794)

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                                137                         538
  Proceeds from matured short-term investment                                     12,904                          --
  Purchases of property, plant and equipment                                      (1,400)                     (5,075)
  Dividends received from affiliates                                                  --                       2,839
                                                                                --------                    --------
     Net cash provided by/(used in) investing activities                          11,641                      (1,698)

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                462                      10,236
  Repayment of long-term debt                                                       (386)                       (388)
  Repayment of capital lease obligations                                            (147)                       (527)
  Dividends paid                                                                      --                      (5,217)
                                                                                --------                     -------
     Net cash provided by/(used in) financing activities                             (71)                      4,104

Net increase in cash and cash equivalents                                          6,435                         612
Cash and cash equivalents at beginning of period                                  18,614                      46,091
                                                                               ---------                     -------
Cash and cash equivalent at end of period                                      $  25,049                     $46,703
                                                                               =========                     =======

Supplemental disclosures:
Cash paid for:
  Interest                                                                          $573                        $409
  Income taxes                                                                      185                           --


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997.

(2)     INVENTORIES

        Inventories consist of the following:

                                                                 December 31,                 September 30,
                                                                     1996                          1996
                                                              -----------------              ---------------
                Raw materials                                     $ 1,264                         $ 1,346
                Finished goods                                      1,631                           1,684
                Other                                               1,050                           1,465
                                                                  -------                         -------
                                                                  $ 3,945                         $ 4,495
                                                                  =======                         =======

(3)     PROPERTY, PLANT AND EQUIPMENT, NET

 Property, plant and equipment consists of the following:

                                                                 December 31,                    September 30,
                                                                     1996                            1996
                                                               --------------                    ------------
        Land and improvements                                       $ 7,057                          $ 7,057
        Buildings and improvements                                   14,780                           14,301
        Machinery, equipment and vehicles                            47,542                           45,931
        Bottles, cases and shells                                     1,654                            1,401
        Furniture and fixtures                                        1,477                            1,877
        Construction in process                                         563                            1,941
                                                                    -------                         --------
                                                                     73,073                           72,508
        Less accumulated depreciation and amortization              (23,543)                         (22,572)
                                                                   --------                         --------
        Property, plant and equipment, net                         $ 49,530                         $ 49,936
                                                                   ========                         ========


     The Company capitalizes interest cost as a component of the cost of certain building and improvements, and machinery. The following is a summary of interest cost incurred:

                                                                     1996                           1995
                                                                --------------                 --------------
Interest cost capitalized                                         $   -0-                          $    255
Interest cost charged to income                                       632                               154
                                                                  -------                          --------
                                                                  $   632                          $    409
                                                                  =======                          ========

                                      7
PAGE

(4)  ACCOUNTING FOR LONG LIVED ASSETS

     During the year ended September 30, 1996 the Company adopted the provisions of FASB 121 - Accounting for Long Lived Assets. The Company deems an asset to be impaired if a forecast of undiscounted future cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. Factors leading to the impairment were the Company's decision, in mid-1996, to consolidate all of its manufacturing activities in its new manufacturing facility, and anticipated losses from the disposition of the former manufacturing facility, and remaining unused equipment. The amount of the impairment was calculated using a recent appraisal of the estimated value of such property less estimated costs of disposition. At December 31, 1996 those Long Lived Assets remained at the same value.

(5)  SHAREHOLDERS' EQUITY

     The Company declared and paid cash dividends of $5,217 during the three months ended December 31, 1995.

     Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding during each year.

(6)  INCOME TAX

     Income tax expense for the three months ended December 31, 1996 and 1995 consisted of the following:

                                                                                 December 31,
                                                                           1996               1995
                                                                        -----------       ------------


          Current                                                            $108              $266
          Deferred                                                             --                --
                                                                        -----------       -------------
          Income tax expense                                                 $108              $266
                                                                        ===========       =============

     Deferred income tax (benefit) / expense of $(1,278) for the three month period ended December 31, 1995, has been provided in connection with the Company's equity in net earnings / (loss) of BAESA.

(7)  RELATED PARTY TRANSACTIONS

     The Company paid approximately $856 and $637 during the three months ended December 31, 1996 and 1995, respectively, for advertising fees to a firm controlled by a shareholder of the Company.

     The Company paid approximately $232 during the three months ended December 31, 1995 for consulting fees to a shareholder and director of BAESA.

     The Company paid approximately $150 during the three months ended December 31, 1995 for construction management services to a shareholder and former director of the Company.



                                      8
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  INVESTMENT IN BAESA

     The following condensed unaudited financial information relating to BAESA as of December 31, 1996 and for the three months ended December 31, 1996 and 1995 and audited balance sheet financial information as of September 30, 1996 (in thousands of U.S. dollars) has been provided to the Company by BAESA. Its inclusion in this report is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the time of filing of this Form 10-Q, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.


                                                                   December 31,                   September 30,
                                                                       1996                           1996
                                                                   (unaudited)                      (audited)
                                                                  ----------------               --------------
                    ASSETS
Cash and cash equivalents                                           $   9,750                       $  27,361
Accounts receivable, less allowance for doubtful accounts             109,601                          64,069
Inventories                                                            32,350                          31,077
Deferred income tax, net                                                6,138                           6,681
Prepaid expenses and other current assets                               6,121                           8,469
                                                                    ---------                      ---------
     Total current assets                                             163,960                         137,657

Property, plant and equipment                                         577,379                         586,908
Intangible assets, net of accumulated amortization                     77,998                          78,943
Investment in affiliated company                                      108,188                         106,918
Other assets                                                           16,359                          16,954
                                                                    ---------                       ---------
         Total assets                                               $ 943,884                       $ 927,380
                                                                    =========                       =========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current installments of long-term debt                              $ 302,748                       $ 290,299
Bank loans and overdrafts                                             391,304                         367,440
Accounts payable                                                       85,703                          72,155
Income tax payable                                                      3,175                           3,149
Accrued expenses and other current liabilities                        125,781                         124,025
                                                                    ---------                       ---------
     Total current liabilities                                        908,711                         857,068

Long-term debt, excluding current installments                         71,107                          87,461
Deferred income taxes                                                   7,469                           7,740
Other long-term liabilities                                             7,970                           8,385
                                                                    ---------                       ---------
         Total liabilities                                            995,257                         960,654

Total shareholders' equity/(deficit)                                  (51,373)                        (33,274)
                                                                    ---------                       ---------
Total liabilities and shareholders' equity/deficit                  $ 943,884                       $ 927,380
                                                                    =========                       =========



                                      9
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(8)      INVESTMENT IN BAESA (CONTINUED)

                                                                              Three Months Ended
                                                                                 DECEMBER 31,
                                                                  ---------------------------------------------
             RESULTS OF OPERATIONS                                    1996                            1995
                                                                   (UNAUDITED)                     (UNAUDITED)
                                                                --------------                    -------------
Net sales                                                         $ 206,916                         $ 227,122
Cost and expenses:
  Cost of sales                                                     104,413                           117,858
  Selling and marketing expenses                                     63,606                            68,652
  Administrative expenses                                            32,021                            31,397
  Debt and other restructuring charges                                3,369                            11,540
                                                                  --------------                  -------------
    Income/(loss) from operations                                     3,507                            (2,325)
                                                                  --------------                  -------------
Interest expense                                                    (22,293)                          (17,803)
Interest income                                                          82                               715
Foreign exchange gain/(loss)                                            861                              (631)
Other, net                                                           (1,638)                           (1,049)
                                                                  --------------                  -------------
                                                                    (22,988)                          (18,768)
                                                                 --------------                  -------------
Net income/(loss) before tax expense
  and equity in net earnings of affiliate                           (19,481)                          (21,093)
Income tax expense                                                $    (288)                           (4,078)
                                                                 -----------                       -----------

Net income before equity in net earnings                            (19,769)                          (25,171)
 of affiliate
Equity in earnings of affiliate                                       3,083                             2,264
                                                                 -------------                   -------------
     Net income/(loss)                                            $ (16,686)                        $ (22,907)
                                                                 =============                   =============



                                      10
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA)



(9)  STOCK OPTION PLANS

     The Company has established two Stock Option Plans, subject to shareholder approval, for the granting of stock options to purchase Class B Shares to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. It is expected that all officers and directors and other employees of the Company and its affiliates will be eligible to participate under these stock option plans, as deemed appropriate by the Company's Board of Directors. One of these stock option plans will be qualified for income tax purposes, whereas the other will not be a qualified plan. Options issued under the stock option plan that will be qualified for income tax purposes will have exercise prices not less than the fair market value of the Class B Shares at the date of grant; the exercise prices of options issued under the non-qualified stock option plan may be less than the fair market value of the Class B shares at the date of grant. On October 15, 1996, the Company granted, subject to shareholder approval, an option to the President of the Company to acquire 190,000 shares under the qualified plan at an exercise price of $5 per share. These plans replace a stock option plan that existed and was terminated during 1996.

     The Company has granted, subject to shareholder approval, another stock option to the President of the Company to acquire 1,516,667 Class B Shares of the Company, at an exercise price of $5 per share. This stock option will be exercisable in whole or in part until exercised in full. A similar option previously granted to the former president of the Company was cancelled during 1996.

     The Company's stock price was below the exercise price established for the stock options granted as described above, thus no compensation cost is required to be measured and recognized as of December 31, 1996.

(10)	CONTINGENCIES

LEGAL PROCEEDINGS

     The Company is a defendant in  eight  putative  class  actions (originally nine) alleging federal securities violations by the Company and various officers and directors of the Company based on accounting irregularities that required the Company to restate certain of its reported financial results and other alleged misstatements and omissions in the Company's disclosure documents. Plaintiffs in all actions seek unspecified money damages. In one case plaintiff and other putative class members also seek rescission of their purchases of shares in the Company's September 19, 1995 initial public offering to the extent they continue to own such securities. In a ninth action, the United States District for the District of Puerto Rico issued an order granting plaintiff's motion for voluntary dismissal without prejudice.

     The Company intends to contest the cases vigorously. No discovery has been taken in any of the actions. It is not possible at this early stage of the proceedings to determine the likelihood and amount of the possible loss, if any.

     In addition, in connection with the accounting irregularities, the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation. The Staff of the Commission is currently engaged in that investigation and the Company is cooperating fully.

                                      11
PAGE

     In November 1995, the Company obtained directors, officers and entity liability insurance coverage. The Company has been advised by the insurance carrier that based on the allegations contained in the complaints relating to the lawsuits filed against the Company, the insurance carrier (although not implying that it believes such allegations to be true) now believes that certain of the claims appear not to be covered by the policies, and that other claims may also not be covered. The Company intends to vigorously contest this interpretation of the policy by the insurance carrier, but there can be no assurance that any coverage ultimately will be available to the Company under the policy with respect to some or all of the claims under these or any similar lawsuits.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, bank loans and overdrafts, accrued payroll, taxes and other current liabilities approximate fair value because of the short maturity of these instruments.

     The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at December 31, 1996.

     The Company currently does not hold any derivatives.

     Under the equity method of accounting, the Company's investment in BAESA has been reduced to zero. At December 31, 1996, such investment has an estimated fair value of $23,100 determined using as a basis the New York Stock Exchange quoted closing price per share of the Company's Class B Shares on that date.




                                      12
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES



ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of December 31, 1996 and September 30, 1996 and for the three month period ended December 31, 1995 and 1996 (the "1996 interim period" and the "1997 interim period," respectively). The Company's financial results for the three month period ended December 31, 1995 as reported in the Company's quarterly report on Form 10-Q which was originally filed by the Company on February 14, 1996 were restated as a result of the discovery of accounting irregularities. The restated results are contained in an amended quarterly report on Form 10-Q/A filed by the Company on December 23, 1996.

     This Report contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report refer to payments of dividends and estimated capital expenditures for future years. These forward looking statements reflect Management's expectations and are based upon currently available data; however, actual payments and expenditures are subject to future events and uncertainties which could materially impact the Company's requirements.

     PRESENTATION OF FINANCIAL INFORMATION

     In addition  to  conducting  its  own  bottling  operations,  the  Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have
significant  influence  over,  the  management  or  operations  of BAESA.   The
financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA.

     SEASONALITY

     The historical results of operations of the Company have not been significantly seasonal. The Company believes that this could have been partly attributable to existing capacity constraints while operating out of the old plant which might have prevented the Company from meeting increased demand during peak periods. However, the Company anticipates that its results of operations in the future may be somewhat seasonal in the summer and holiday seasons.


THE COMPANY

     GENERAL

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.



                                      13
PAGE

                                                             Fiscal Year                                  Interim
                                            -------------------------------------------          -------------------------
                                              1994              1995             1996              1996            1997
					    --------	      --------	       --------		 --------	 --------
Net Sales                                    100.0%            100.0%           100.0%            100.0%          100.0%
Cost of Sales                                 58.2              59.4             72.8              64.3            69.4
Gross Profit                                  41.8              40.6             27.2              35.7            30.6
Selling and Marketing Expenses                29.3              26.6             41.3              33.5            31.9
Administrative Expenses                       10.1               5.5              9.3               5.4            10.9
Intangibles and Fixed Asset Write-offs         2.8                -                -                 -               -

Restructuring Charges                           -                 -               2.6                -               -
Income (Loss) from Operations                  (.4)              8.5            (26.1)             (3.3)          (12.2)
					   =========	      ========        =========          ========	 =========



      1997 INTERIM PERIOD COMPARED TO 1996 INTERIM PERIOD

      NET SALES. Net Sales for the Company decreased $3.6 million, or 12.3%, for the 1997 interim period from the 1996 interim period to $25.8 million. This decrease was primarily the result of the significant increase in discounts provided to customers partially offset by a 1.8% increase in sales volume in the 1997 interim period as compared to the 1996 interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased during the 1997 interim period by approximately 13.9% as compared to the 1996 interim period.

      COST OF SALES. Cost of sales for the Company decreased $1.0 million, or 5.4% for the 1997 interim period as compared to the 1996 interim period to $17.9 million. This decrease was primarily the result of lower raw material costs, offset by higher depreciation costs for the new manufacturing facility and the 1.8% increase in sales volume in the 1997 interim period as compared to the 1996 interim period.

      GROSS PROFIT. Gross profit for the Company decreased by $2.6 million to $7.9 million in the 1997 interim period from $10.5 million in the 1996 interim period. As a percentage of net sales, gross profit decreased to 30.6% in the 1997 interim period from 35.7% in the 1996 interim period. The decrease was primarily due to higher discounts provided to customers and the lower average net sales price, which were partially offset by a 1.8% sales volume increase and lower raw material costs.

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

      Selling and marketing expenses for the Company decreased $1.7 million, or 16.8%, to $8.2 million for the 1997 interim period as compared to the 1996 interim period. This decrease was primarily due to reduced marketing spending in the 1997 interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $1.2 million or 76.5% for the 1997 interim period from the 1996 interim period to $2.8 million. This increase is primarily the result of the cost of legal services associated with certain civil litigation. As a percentage of net sales, administrative expenses increased to 10.9% during the 1997 interim period from 5.4% in the 1996 interim period.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(3.1) million in the 1997 interim period, from $(1.0) million in the 1996 interim period. This decrease is the result of lower average net sales, the increased discounts offered to customers, increased

                                      14
PAGE
professional fees associated with the civil litigation, offset partially by lower raw material cots and reduced levels of marketing spending for the 1997 interim period as compared to the 1996 interim period.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA. Based on information disseminated by BAESA, equity in net earnings (loss) of BAESA, net of income tax, amounted to $0.0 million during the 1997 interim period, compared to a loss of $(2.6) million for the 1996 interim period. The Company's equity in the loss reported by BAESA for the fiscal year ended September 30, 1996 was such that it reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA will be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet.

      NET INCOME/(LOSS). Net income/(loss) during the 1997 interim period was $(3.4) million, compared to $(3.2) million during the 1996 interim period. Net
(loss)  in  the 1997 interim period reflects loss before equity in net earnings
(loss) of BAESA of $(3.4) million, as compared to $(.6) million of loss before equity in net earnings (loss) in BAESA and equity in net earnings (loss) of BAESA of $(2.6) million during the interim period 1996.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1996, the Company had  $25.0  million  of  cash  and cash
equivalents,   and   indebtedness  for  borrowed  money,  including  short-term borrowings and capital lease obligations, of $32.5 million.

      The Company has announced that its current priority is to restore profitability with respect to its Puerto Rican operations. In that connection, the Company has made a decision to set aside its expansion plans temporarily. Also, as of December 31, 1996, the Company has used approximately $22.8 million of the cash set aside from its September 1995 initial public offering to support these efforts through the repayment of indebtedness and by additions to the Company's working capital. In addition, the Company currently is negotiating the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets. Banco Popular de Puerto Rico, holder of the debt, is assisting the Company with this effort.

      Net cash provided by (used in) operating activities for the Company for the 1997 interim period was $(5.1) million compared to $(1.8) million during the 1996 interim period. This change was mainly the result of the net cash loss after depreciation and amortization and equity in net loss of BAESA of $(1.8) million and changes in assets and liabilities of $(3.3) million during the 1997 interim period, as compared to $0.4 million and $(2.2) million respectively for the 1996 interim period. As of December 31, 1996 the Company had $49.6 million in net operating loss carryforwards available to offset future Puerto Rican income taxes and $29.5 million in net operating loss carryforwards available to offset future U.S. taxable income. The Company believes that its cash position is adequate to meet its operating requirements for the foreseeable future.

      Net cash provided by (used in) investing activities for the Company was $11.6 million for the 1997 interim period, as compared to $(1.7) million during the 1996 interim period. Purchases of property, plant and equipment, net, amounted to $(1.3) million during the 1997 interim period as compared to $(4.5) million during fiscal 1996. Proceeds from short term investment provided $12.9 million during the 1997 interim period as compared to zero for the 1996 interim period. Dividends received from BAESA during the 1997 interim period were zero as compared to $2.8 million during the 1996 interim period. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the
Company is unable to predict whether or when BAESA will pay any future dividends.

      Cash flows provided by (used in) financing activities for the Company during the 1997 interim period were $(0.1) million compared to $4.1 million during the 1996 interim period. The significant financing activities for the

                                      15
PAGE

Company during the 1997 interim period were the net repayment of debt. The significant financing activities during the 1996 interim period were the net borrowing of $9.3 million and the payment of dividends of $(5.2) million. In the future, the payment of dividends will be in part dependent on the receipt of dividends from BAESA, and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent of Banco Popular. The Company does not expect to pay any dividends on its common stock for the foreseeable future.

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995 Banco Popular increased the amount the Company may borrow under revolving loans. As of December 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $5.6 million and non-revolving loans in an aggregate principal amount of $15.0 million. These loans mature on March 31, 1997, September 10, 2000, and March 30, 1997, respectively, and bear interest at a floating rate of 2% over and above the cost to Banco Popular of "936 Funds" (as defined below) (the "936 Rate") or at LIBOR if 936 Funds are not available. At December 31, 1996, the 936 Rate was 5.5%.

      The weighted average interest rate on such borrowings was 7.5% for the interim period 1997. "936 Funds" are defined in the Credit Agreement as deposits in U.S. dollars in immediately available funds by Section 936 Corporations on the first day of the relevant funding period for a period equal to such funding period and in an amount equal or comparable to the principal amount of the relevant loan. The Company is required to make monthly payments of principal in the amount of $128 thousand with respect to the outstanding term loans. The Company may prepay certain of the loans subject to the terms and conditions of the Credit Agreement.

      Under the terms of the Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum Operating Cash Flow to total Debt Service ratio (as defined in the Credit Agreement) of 1.50 to 1 for each fiscal year during the term of the Credit Agreement (ii) a minimum ratio of current assets to current liabilities of 0.75 and 1.00 to 1, respectively, and a maximum ratio of Total Liabilities to Tangible Net Worth (as defined in the Credit Agreement) of 3.0 and 2.0 to 1, respectively, for the fiscal years 1997, 1998 and thereafter, and (iii) a minimum Tangible Net Worth of $18 million through the end of the fiscal year 1997 and of $21.5 million, $25 million and $30 million, respectively, through the end of fiscal year 1998, 1999, and thereafter. The Company is currently in compliance with these financial restrictions. The entire principal amount of loans outstanding under the Credit Agreement becomes immediately due and payable, subject to a cure period, if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions described above) has occurred or would occur because of the payment of dividends.

      As a result of the Company initially providing to Banco Popular incorrect financial statements for the first and second quarters ended December 31, 1995 and March 31, 1996, and certain other circumstances, the Company was in technical default of the terms of the Credit Agreement during part of fiscal year 1996. The Company has, however, received from Banco Popular a written waiver of such default. The Company believes that it is currently in full compliance with the terms of the Credit Agreement.

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

      Capital expenditures for the Company totaled $1.3 million in the 1997 interim period as compared to $4.5 million in the 1996 interim period. During fiscal 1996 the Company constructed a new manufacturing facility at its Toa Baja property and purchased new manufacturing equipment to increase production

                                      16
PAGE
capacity and capability in the new plant. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the fiscal years 1997 and 1998 may be approximately $4 million in each year.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information contained in Note 10 to Notes to Condensed Consolidated Financial Statements contained in Part I of this Report is incorporated herein by reference. Except as described in that Note, there were no material developments regarding legal proceedings involving the Company during the three month period ended December 31, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.   The following exhibits are  filed  herewith  or  incorporated herein:


Exhibit
NUMBER                  DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
3.2 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation.*
3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
4.1 Form of Specimen Stock Certificate representing Class B Shares (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94620) (the "S-1 Registration Statement")).
10.1        Franchise  Commitment  Letter (incorporated by reference to Exhibit
            10.1 to the S-1 Registration Statement).
10.2 Letter Agreement between the Company and PepsiCo extending term of Exclusive Bottling Appointments (incorporated by reference to
            Exhibit 10.2 to the S-1 Registration Statement).
10.3 Form of Exclusive Bottling Appointment (incorporated by reference to Exhibit 10.3 to the S-1 Registration Statement).
10.4 Material Differences in Exclusive Bottling Appointments (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
10.5        Concentrate Price  Agreement  (incorporated by reference to Exhibit
            10.5 to the S-1 Registration Statement).
10.6 Amended and Restated General Partnership Agreement for BSA (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the S-1 Registration Statement).
10.7 Shareholders Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the S-1 Registration Statement).
10.8 Amendment No. 1 to Shareholders Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the S-1 Registration Statement).
10.9        Amendment  No.  2  to   Shareholders   Agreement  (incorporated  by
            reference to Exhibit 10.9 to Amendment No. 1 to the S-1 Registration Statement).
10.10 Amendment No. 3 to Shareholders Agreement (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).


                                      17
PAGE

10.11 Stock Option Agreement dated as of September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.12 Voting Trust Agreement dated September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Bottling Company and the Grantors (incorporated by reference to Exhibit 2 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.13 Consent of PepsiCo., Inc. to the terms of the Voting Trust Agreement referred to under Exhibit No. 10.12 above.*
10.14 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.15 Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to Exhibit 2 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.16 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).


_____________
*  Filed herewith.


(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1996.



                                      18
PAGE

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


		Signatures                                  Title                                Date
		----------				    -----				 ----


   /S/ RAFAEL NIN                               Chief Executive Officer                     February 14, 1997
--------------------------------------------
Rafael Nin



  /S/ DAVID L. VIRGINIA                         Chief Financial Officer and Chief           February 14, 1997
_____________________________________________   Accounting Officer
David L. Virginia