Form 10-K/A
period 1996-12-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1997-04-11
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                      FORM 10-K/A-1
(Mark One)
<checked-box> ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                      or
<square> TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

      Indicate  by check mark if disclosure of delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. <square>

      Based upon the closing price of the Class B Common Stock on December 19, 1996, as reported on the New York Stock Exchange Composite Tape (as reported by THE WALL STREET JOURNAL), the aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of such date was approximately
$70,125,000.

      As of December 19, 1996, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Selected portions of the 1996 Proxy Statement of Pepsi-Cola Puerto Rico Bottling Company are incorporated by reference into Part I of this Form 10-K/A-1 to the extent provided herein.
PAGE

      Pursuant to Rule 12b-15 under the Securities  Exchange  Act  of
1934, as amended, Pepsi-Cola Puerto Rico Bottling Company (the "Company") hereby amends the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on December 23, 1996 (the "Annual Report"). This Form 10-K/A-1 restates Item 1 of the Annual Report to clarify certain information regarding certain agreements among the Company's shareholders, and restates Item 14(a)(3) to file Exhibit 10.13 as an additional exhibit to the Annual Report.



PAGE

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

      SOFT DRINK PRODUCTS

      The following table shows the estimated total sales volume of the soft drink industry in Puerto Rico as well as the Company's total soft drink sales volume for the periods indicated:

                                                    ESTIMATED INDUSTRY
                                                          VOLUME                 COMPANY VOLUME
              CALENDAR YEAR                         (IN MILLIONS OF CASES)(1)   (IN MILLIONS OF CASES)
              _____________                         _________________________   ______________________

                 1990                                          61.3                     23.2
                 1991                                          54.6                     24.1(2)
                 1992                                          52.7                     23.2(2)
                 1993                                          54.1                     24.5(2)
                 1994                                          60.9                     26.6
                 1995                                          63.3                     27.2(3)
                 1996                                          60.1                     29.1(4)

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

                                                                      COMPANY COLA
                                                                         VOLUME
                 CALENDAR YEAR                                      (IN MILLIONS OF CASES)
                 _____________                                      ______________________

                 1990                                                      21.4
                 1991                                                      22.5
                 1992                                                      21.6
                 1993                                                      21.9
                 1994                                                      24.8
                 1995 (fiscal year cola sales volume)                      24.9
                 1996 (fiscal year cola sales volume)                      25.9

      Sales of cola soft drinks represented approximately 90% of the Company's total soft drink sales volume in the fiscal year 1996.

      The following chart reflects the Company's share of the soft drink and cola take-home market segments in Puerto Rico for the periods indicated:

                                               COMPANY SHARE OF         COMPANY SHARE OF
                                              SOFT DRINK TAKE-HOME      COLA TAKE-HOME
        CALENDAR YEAR                         MARKET SEGMENT(1)         MARKET SEGMENT(1)
       _____________                         _____________________    _________________

        1990                                       47.3%                      58.7%
        1991                                       47.8                       60.7
        1992                                       53.1                       61.4
        1993                                       49.1                       59.5
        1994                                       49.3                       56.7
        1995 (for the twelve-month period
               ended August 31, 1995)              49.4                       56.5
        1996 (for the twelve-month period
              ended August 31, 1996)               47.3                       54.2


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

      The Company completed, during the fiscal year 1996, the construction of the Toa Baja plant and the consolidation of its operations in the Toa Baja plant. The Toa Baja plant has 3 bottling lines and increased the Company's annual production capacity by 60% (at comparable utilization rates) to approximately 44 million cases per year. The Company commenced operations at the Toa Baja plant in the third fiscal quarter and plans to close and sell the R<i'>o Piedras plant as soon as possible. The plastics production facility has moved to Toa Baja in the first fiscal quarter of fiscal year 1997. Several facilities leased by the Company in the San Juan area and elsewhere in Puerto Rico were closed as a result of the completion and consolidation of operations in the Toa Baja plant. The Company anticipates that the opening of the new plant and the closing of leased facilities will lead to cost savings in the manufacturing and distribution of the Company's products, eliminate existing capacity constraints and the need for co-packing arrangements and improve production efficiency.

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

      In September 1996 in connection with his continued service as President and Chief Executive Officer, Mr. Rafael Nin requested, and was granted by the Essential Shareholders and certain other shareholders, a ten-year voting trust (the "Voting Trust") which entitles him to vote, but not own, 5,000,000 Class A Shares representing a controlling interest in the Company. In connection with the execution of the Voting Trust agreement, PepsiCo consented to the change of effective control of the Company from the Essential Shareholders to Mr. Nin, acting as voting trustee (the "Trustee"). The initial term of the Voting Trust is five years and is automatically renewed for an additional five-year period unless either PepsiCo or the Trustee notifies the other party of non-renewal at least six months prior to the end of the initial five-year term, provided that PepsiCo may not unreasonably withhold its consent to the additional five-year period. Under the terms of the Voting Trust, Mr. Nin is entitled to resign as Trustee at any time, which results in a termination of the Voting Trust. If the Voting Trust is terminated because of the resignation or death of the Trustee, PepsiCo has the right for a period of ninety days after such resignation or death to appoint a new Trustee to replace Mr. Nin for the remaining term of the Voting Trust, subject to the approval of the beneficial owners of a majority of the Class A Shares. Upon the termination of the Nin Voting Trust at the expiration of its term, the Class A Shares held in the Nin Voting Trust will be returned to the Essential Shareholders and the other beneficial owners of the Class A Shares and the terms of the Franchise Arrangements applicable to the Essential Shareholders will again become effective. Additionally, in connection with the Nin Voting Trust, Rafael Nin, the Company and the shareholders of the Company's Class A Shares entered into a stock option agreement (the "Stock Option Agreement"), pursuant to which those shareholders granted Rafael Nin a two year option to purchase all or a portion of the Company's 5,000,000 Class A Shares, par value $0.01 per share of the Company, at a price of $1.00 per share, subject to adjustment from time to time. Mr. Nin may not exercise the option, but is only permitted to transfer the option in whole or with respect to some shares to third parties (including the Company) for the benefit of the Company.

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


                                                    PERCENTAGE OF
                                                     FISCAL YEAR
     RAW MATERIAL                                     1996 COST
     ____________                                     __________


    Packaging                                            45.8%
    Concentrate                                          29.9
    Sugar/fructose                                       16.9
    Carbon dioxide gas                                    1.1
    Other                                                 6.3
                                                        _____
            Total                                       100.0%
                                                        _____

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

      The Company currently produces soft drinks at its plant in Toa Baja and bottled water at a leased facility in Ponce. The Company moved its manufacturing operations from R<i'>o Piedras to Toa Baja during the third quarter of fiscal year 1996. The following chart shows the approximate effective production capacity, number of shifts and bottling lines, and average fiscal year 1996 capacity utilization for the Toa Baja plant:


                              APPROXIMATE EFFECTIVE          NUMBER OF               AVERAGE 1996
           PLANT              PRODUCTION CAPACITY(1)       BOTTLING LINES       CAPACITY UTILIZATION(2)
           _____              ______________________       ______________       _______________________


          Toa Baja             44,347(2 shifts)                   3                     65%


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


      The Company expects to produce substantially all of its products during fiscal year 1997 in its soft drink plant in Toa Baja or in its water plant in Ponce (the "Water Plant"). The remaining volume is purchased from outside sources. The Toa Baja plant is located approximately 15 miles west of San Juan and the Water Plant is located on the southern portion of the island of Puerto Rico. The R<i'>o Piedras plant has been cleared of all producing equipment and is currently on the market for sale.

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


								SOFT DRINKS TAKE-HOME MARKET SHARE(1)
                                                                _____________________________________

                  CALENDAR YEAR                                 PEPSICO PRODUCTS      COCA-COLA PRODUCTS
                  _____________                                 ________________      __________________
                  1990                                                47.3%                 29.7%
                  1991                                                47.8                  24.5
                  1992                                                53.1                  28.7
                  1993                                                49.1                  33.0
                  1994                                                49.3                  33.0
                  1995 (for the twelve-month period ended August      49.4                  32.3
                        31, 1995)
                  1996 (for the twelve-month period ended August      47.3                  32.6
                        31, 1996)

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

NAME                                      AGE       POSITION                                   OFFICER SINCE
____                                      ___       ________                                   _____________


Rafael Nin                                52        President and Chief Executive Officer           1996
C. Leon Timothy                           61        Senior Vice President-Investor Relations        1990
David Cuthbertson                         55        Vice President - Operations                     1990
Manuel Bonilla                            46        Vice President -  Sales and Marketing           1996
Reinaldo Rodriguez                        51        Vice President -  Human Resources               1996
David Lee Virginia                        46        Vice President - Finance Officer                1996
Jose Gonzalez                             39        Vice President -  Internal Audit                1996

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

      The Essential Shareholders, and the Company's other existing shareholders prior to the Company's public offering on September 20, 1995 (the "Non-Essential Shareholders" and together with the Essential Shareholders, the "Initial Shareholders") have entered into a Shareholders Agreement governing the transfer of the shares of the Company by such shareholders. (See "Shareholders Agreement" in the Company's Proxy Statement for 1996, incorporated herein by reference.) Under the Shareholders Agreement, following September 28, 1998 all of the Class B Shares owned by the Initial Shareholders become fully tradeable in the public market, and the Company will undertake and pay for any filings required by the Securities and Exchange Commission under applicable securities laws.

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

      Reinaldo Rodriguez has been Vice President of the Company in charge of Human Resources since September 1996. He was Vice President in charge of Human Resources for BAESA from 1990 to July 1996, and he was Personnel Director for Pepsi Cola Puerto Rico Bottling Company from 1982 to 1990.

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

      (a)   Documents filed as part of this amendment:

            (3)   The following exhibits are filed as part of this amendment:



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

10.11 Stock Option Agreement dated as of September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.12 Voting Trust Agreement dated September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Bottling Company and the Grantors (incorporated by reference to Exhibit 2 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.13       Amendment No. 4 to the Shareholders Agreement.*
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).




*   Filed herewith.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEPSI-COLA PUERTO RICO BOTTLING COMPANY




                                          By:    /S/ RAFAEL NIN
                                                ______________________________
                                                Name:  Rafael Nin
                                                Title: Chief Executive Officer




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        SIGNATURES                                    TITLE                              DATE
        __________                                    _____                              ____



 /s/ RAFAEL NIN                                 Director and Chief Executive Officer         April 11, 1997
_____________________________
Rafael Nin


 /s/ JOHN WILLIAM BECK                          Director                                     April 11, 1997
_____________________________
John William Beck


 /s/ CHARLES R. KRAUSER                         Director                                     April 11, 1997
_____________________________
Charles R. Krauser


 /s/ ANTON SCHEDLBAUER                          Director                                     April 11, 1997
_____________________________
Anton Schedlbauer


 /s/ C. LEON TIMOTHY                            Director                                     April 11, 1997
_____________________________
C. Leon Timothy


 /s/ RICHARD REISS HUYKE                        Director                                     April 11, 1997
_____________________________
Richard Reiss Huyke


 /s/ DAVID L. VIRGINIA                          Vice President and                           April 11, 1997
_____________________________
David L. Virginia                               Chief Financial Officer
