Form 10-Q
period 1997-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1997-05-15
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q




(Mark One)
<checked-box>  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                      or
<square>       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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





      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. <checked-box> Yes <square> No

      As of May 9, 1997, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                        NUMBER

PART I  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 1. Financial Statements: . . . . . . . . . . . . . . . . . . . . . . . . 3
    Condensed Consolidated Balance Sheets (unaudited) at March 31, 1997 and September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . 3
    Condensed Consolidated Statements of Income/(Loss)(unaudited) for the
          Six Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . . 5
    Condensed Consolidated Statements of Income/(Loss)(unaudited) for the
          Three Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . 6
    Condensed Consolidated Statements of Income/(Loss)(unaudited) for the
          Six Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . . 7
    Notes to Condensed Consolidated Financial Statements (Unaudited). . . . . 8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .14


PART II OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .20

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .20

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .20
      (a)   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .20
      (b)   Reports on Form 8-K during the quarter ended March 31, 1997 . . .21

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                                    ASSETS


                                                           March  31,             September 30,
                                                              1997                    1996
                                                           ----------             ------------
                                                           (unaudited)              (audited)
Current Assets:
Cash and cash equivalents                                   $  20,732              $    18,614
Short-term investments                                              -                   12,904
Accounts receivable:
  Trade, less allowance for doubtful accounts of $1,263
    at March 31, 1997 and $1,158 at September 30, 1996         12,144                   11,262
  Due from PepsiCo, Inc. and affiliated companies                 740                      877
  Other                                                           887                    2,423
Inventories                                                     3,659                    4,495
Deferred income taxes                                             187                      187
Prepaid expenses and current assets                             1,241                    1,857
                                                            ---------              -----------
          Total current assets                              $  39,590              $    52,619

Investment in Buenos Aires Embotelladora S.A. (BAESA)               -                        -
Deferred income tax, long-term                                  2,076                    2,076
Long-lived assets for sale, principally land and building       3,805                    3,805
Property, plant and equipment, net                             49,476                   49,936
Intangible assets, net of accumulated amortization              1,427                    1,459
Other assets                                                       62                       86
                                                            ---------              -----------
          Total assets                                      $  96,436              $   109,981
                                                            =========              ===========


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       3
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 March 31,                 September 30,
                                                                   1997                        1996
                                                              -------------                -------------
                                                                (unaudited)                  (audited)
Current Liabilities:
Current installments of long-term debt                         $     1,551                 $      1,550
Current installments of capital lease obligations                      262                          341
Short-term borrowings                                               25,309                       25,000
Accounts payable:
      Trade                                                         14,837                       16,619
      Affiliate                                                          -                           50
Income tax payable                                                      59                          115
Other accrued expenses                                               6,662                        8,672
                                                               -----------                 ------------
    Total current liabilities                                       48,680                       52,347

Long-term debt, excluding current installments                       4,066                        4,813
Capital lease obligations, excluding current installments              479                          871
Accrued pension cost, long-term                                      2,593                        2,593
                                                               -----------                 ------------
    Total liabilities                                               55,818                       60,624
                                                               -----------                 ------------
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,
    issued and outstanding 5,000,000 shares                             50                           50
Class B common shares, $0.01 par value; authorized
    35,000,000 shares; issued and outstanding
    16,500,000 shares                                                  165                          165
Additional paid-in capital                                          90,738                       90,738
Retained earnings/(deficit)                                        (48,971)                     (40,232)
Pension liability adjustment                                        (1,364)                      (1,364)
                                                               -----------                 ------------
      Total shareholders' equity                                    40,618                       49,357
                                                               -----------                 ------------
      Total liabilities and shareholders' equity               $    96,436                 $    109,981
                                                               ===========                 ============


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       4
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         Six Months Ended March 31,
                                                                      1997                       1996
                                                                   (UNAUDITED)               (UNAUDITED)
                                                                   -----------               -----------
Net Sales                                                        $     46,584              $     54,502
Cost of Sales                                                          32,663                    35,065
                                                                 ------------              ------------
   Gross profit                                                        13,921                    19,437

Selling and marketing expenses                                         15,377                    20,626
Administrative expenses                                                 6,168                     3,323
Restructuring Charges                                                     535                         -
                                                                 ------------              ------------
Income/(loss) from operations                                          (8,159)                   (4,512)
                                                                 ------------              ------------
Other income (expenses):
      Interest expense                                                 (1,245)                     (365)
      Interest income                                                     699                     1,365
      Other, net                                                           95                       220
                                                                 ------------              ------------
        Total other income (expenses)                                    (451)                    1,220
                                                                 ------------              ------------
        Income/(loss) before income tax expense
          and equity in net earnings/(loss) of BAESA                   (8,610)                   (3,292)
Income tax expense                                                       (129)                     (691)
      Income/(loss) before equity in net                         ------------              ------------
      earnings/(loss) of BAESA                                         (8,739)                   (3,983)

Equity in net earnings/(loss) of BAESA, net of income
      tax benefit of $2,763 in 1996                                         -                    (5,637)
                                                                 ------------              ------------
Net Income/(Loss)                                                $     (8,739)             $     (9,620)
                                                                 ------------              ------------
Earnings per common share:
      Income/(loss) before equity in net earnings of
      BAESA, net of taxes                                        $      (0.41)             $      (0.19)
                                                                 ============              ============
      Net income/(loss)                                          $      (0.41)             $      (0.45)
                                                                 ============              ============
Weighted average number of shares outstanding
  (in thousands)                                                       21,500                    21,500
                                                                 ============              ============


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                       5
PAGE

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                          (U.S. DOLLARS IN THOUSANDS)

                                                                       Three Months Ended March 31,
                                                                    1997                       1996
                                                                 (UNAUDITED)               (UNAUDITED)
                                                                 -----------               -----------
Net Sales                                                      $   20,786                 $   25,085
Cost of Sales                                                      14,754                     16,141
                                                               ----------                 ----------
   Gross profit                                                     6,032                      8,944

Selling and marketing expenses                                      7,159                     10,754
Administrative expenses                                             3,348                      1,725
Restructuring Charges                                                 535                          -
                                                               ----------                 ----------

Income/(loss) from operations                                      (5,010)                    (3,535)
                                                               ----------                 ----------
Other income (expenses):
      Interest expense                                               (613)                      (211)
      Interest income                                                 291                        680
      Other, net                                                       69                         91
                                                               ----------                 ----------
          Total other income (expenses)                              (253)                       560
                                                               ----------                 ----------
          Income/(loss) before income tax expense and equity
             in net earnings/(loss) of BAESA                       (5,263)                    (2,975)
Income tax expense                                                    (21)                      (425)
                                                               ----------                 ----------
      Income/(loss) before equity in net earnings/(loss) of BAESA  (5,284)                    (3,400)
Equity in net earnings/(loss) of BAESA, net of income tax
      benefit of $1,485 in 1996                                         -                     (3,014)
                                                               ----------                 ----------
      Net income/(loss)                                        $   (5,284)                $    6,414
                                                               ==========                 ==========

Earnings per common share:
      Income/(loss) before equity in net earnings of BAESA,
      net of taxes                                             $    (0.25)                $    (0.16)
                                                               ==========                 ==========
      Net income/(loss)                                        $    (0.25)                $    (0.30)
                                                               ==========                 ==========

Weighted average number of shares outstanding (in thousands)       21,500                     21,500
                                                               ==========                 ==========



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      6
PAGE

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. DOLLARS IN THOUSANDS)

                                                                           Six Months Ended March 31,
                                                                          1997                    1996
                                                                      (UNAUDITED)             (UNAUDITED)
                                                                      -----------             -----------
Cash flows from operating activities:
      Net income/(loss)                                                $   (8,739)            $   (9,620)
      Adjustments to reconcile net earnings to net cash
      provided by/(used in) operating activities:
      (Gain)/loss on sale of property, plant, and equipment                    30                   (529)
          Depreciation and amortization                                     3,278                  2,525
          Equity in net earnings/(losses) of BAESA                              -                  5,637
          Changes in assets and liabilities:
          Accounts receivable                                                 791                  2,337
          Inventories                                                         836                   (124)
          Prepaid expenses and other current assets                           616                 (3,014)
          Accounts payable                                                 (1,832)                 3,252
          Other accrued expenses                                           (2,010)                (1,199)
          Income taxes payable                                                (56)                   332
          Other, net                                                           24                   (883)
                                                                        ---------             ----------
          Net cash provided by/(used in) operating                         (7,062)                (1,286)
            activities

Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment                     152                  1,175
      Proceeds from matured short-term investment                          12,904                      -
      Purchases of property, plant and equipment                           (2,968)               (13,802)
      Increase in Notes Receivable - Officers and employees                     -                   (775)
      Dividends received from affiliates                                        -                  2,839
                                                                        ---------             ----------
          Net cash provided by/(used in) investing
            activities                                                     10,088                (10,563)

Cash flows from financing activities:
      Proceeds from short-term borrowings                                     309                 21,185
      Repayment of long-term debt                                            (746)                  (775)
      Repayment of capital lease obligations                                 (471)                (1,066)
      Dividends paid                                                            -                 (5,238)
                                                                        ---------             ----------
          Net cash provided by/(used in) financing activities                (908)                14,106

Net increase in cash and cash equivalents                                   2,118                  2,257
Cash and cash equivalents at beginning of period                           18,614                 46,091
                                                                        ---------             ----------
Cash and cash equivalent at end of period                              $   20,732             $   48,348
                                                                        =========             ==========

Supplemental disclosures:
Cash paid for:
      Interest                                                         $    1,217             $      988
      Income taxes                                                     $      185             $      186

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                     7
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)   ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the six months and three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(2)   INVENTORIES

      Inventories consist of the following:

                                                                MARCH 31, 1997            SEPTEMBER 30, 1996
                                                              -----------------           ------------------
            Raw materials                                      $          1,449            $        1,346
            Finished goods                                                1,431                     1,684
            Other                                                           779                     1,465
                                                               ----------------            --------------
                                                               $          3,659            $        4,495
                                                               ================            ==============

(3)   PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consists of the following:

                                                                  MARCH 31, 1997           SEPTEMBER 30, 1996
                                                                 ----------------          ------------------
      Land and improvements                                      $      7,057             $      7,057
      Buildings and improvements                                       14,780                   14,301
      Machinery, equipment and vehicles                                48,685                   45,931
      Bottles, cases and shells                                         1,446                    1,401
      Furniture and fixtures                                            1,519                    1,877
      Construction in process                                             942                    1,941
                                                                 ------------             ------------
                                                                       74,429                   72,508
Less accumulated depreciation and amortization                        (24,953)                 (22,572)
                                                                 ------------             ------------

Property, plant and equipment, net                               $     49,476             $     49,936
                                                                 ============             ============

The Company capitalizes interest cost as a component of the cost of certain building and improvements, and machinery. The following is a summary of interest cost incurred:

                                                                                March 31,
                                                                  1997                       1996
                                                              ------------               ------------
Interest cost capitalized                                     $          -               $        623
Interest cost charged to income                                      1,245                        365
                                                              ------------               ------------
                                                              $      1,245               $        988
                                                              ============               ============

(4)   ACCOUNTING FOR LONG LIVED ASSETS

      During the year ended September 30, 1996, the Company adopted the provisions of FASB 121 - Accounting for Long Lived Assets. The Company deems an asset to be impaired if a forecast of undiscounted future cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. Factors leading to the impairment were the Company's decision, in mid-1996, to consolidate all of its manufacturing activities in its new manufacturing facility, and anticipated losses from the disposition of the former manufacturing facility, and remaining unused equipment. The amount of the impairment was calculated using a recent appraisal of the estimated value of such property less estimated costs of disposition. At March 31, 1997, those Long Lived Assets remained at the same value as the value at September 30, 1996.

(5)   SHAREHOLDERS' EQUITY

      The Company declared and paid no cash dividends during the six month period ended March 31, 1997 and $5,238 during the six month period ended March 31, 1996.

      Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding during each period. Stock options granted to the Company's President have been disregarded in the computation of earnings per common share as their effect would have been antidilutive.

(6)   INCOME TAX

      Income tax expense for the six months ended March 31, 1997 and 1996 consisted of the following:

                                                                       March 31,
                                                                 1997                         1996
                                                             ------------               ------------
Current                                                      $    129                    $     691
Deferred                                                           -                            -
                                                             ------------               ------------
Income tax expense                                           $    129                    $     691
                                                             ============               ============

      Deferred income tax benefit of $2,763 for the six month period ended March 31, 1996 has been provided in connection with the Company's equity in net earnings / (loss) of BAESA.

(7)   RELATED PARTY TRANSACTIONS

      The Company paid approximately $1,140 and $1,101 during the six months ended March 31, 1997 and 1996, respectively, for advertising fees to a firm controlled by a shareholder of the Company.

      The Company paid approximately $232 during the six months ended March 31, 1996 for consulting fees to a shareholder and director of BAESA.

      The Company paid approximately $151 during the six months ended March 31, 1996 for construction management services to a shareholder and former director of the Company.

8)    INVESTMENT IN BAESA

      The following condensed unaudited financial information relating to BAESA as of March 31, 1997 and for the six months and three months ended March 31, 1997 and 1996 and audited balance sheet financial information as of September 30, 1996 (in thousands of U.S. dollars) has been provided to the Company by BAESA. Its inclusion in this report is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the time of filing of this Form 10-Q, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.


                                                                   March 31,                  September 30,
                                                                     1997                         1996
                                                                  (UNAUDITED)                   (AUDITED)
                                                                 ------------                 ------------
                   ASSETS
Cash and cash equivalents                                        $    7,021                   $   27,361
Accounts receivable, less allowance for doubtful
accounts                                                             77,643                       64,069
Inventories                                                          25,041                       31,077
Deferred income tax, net                                              6,130                        6,681
Prepaid expenses and other current assets                             9,474                        8,469
                                                                 ----------                   ----------
     Total current assets                                           125,309                      137,657

Property, plant and equipment                                       569,676                      586,908
Intangible assets, net of accumulated amortization                   75,705                       78,943
Investment in affiliated company                                    112,011                      106,918
Other assets                                                         17,528                       16,954
                                                                 ----------                   ----------
Total assets                                                     $  900,229                   $  927,380
                                                                 ==========                   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current installments of long-term debt                           $  322,702                   $  290,299
Bank loans and overdrafts                                           391,141                      367,440
Accounts payable                                                     60,797                       72,155
Income tax payable                                                    3,381                        3,149
Accrued expenses and other current liabilities                      131,718                      124,025
                                                                 ----------                   ----------
     Total current liabilities                                      909,739                      857,068

Long-term debt, excluding current installments                       47,166                       87,461
Deferred income taxes                                                 7,490                        7,740
Other long-term liabilities                                           8,062                        8,385
                                                                 ----------                   ----------
Total liabilities                                                   972,457                      960,654
Total shareholders' equity/(deficit)                                (72,228)                     (33,274)
                                                                 ----------                   ----------
Total liabilities and shareholders' equity/deficit               $  900,229                   $  927,380
                                                                 ==========                   ==========

                                      Three Months Ended March 31,            Six Months Ended March 31,
RESULTS OF OPERATIONS                     1997                1996                1997                1996
                                       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                      ------------        ------------        ------------        ------------
Net sales                             $  182,800          $  206,814          $  399,032          $  440,107

Cost and expenses:
  Cost of sales                           (95,632)           (118,280)           (200,045)           (236,138)
  Selling and marketing expenses          (55,538)            (80,576)           (128,460)           (155,399)
  Administrative expenses                 (29,521)            (27,499)            (61,168)            (58,521)
  Debt and other restructuring
  charges                                 (10,612)                  -             (13,981)            (11,540)
                                      -----------         -----------         -----------         -----------

    Income/(loss) from operations          (8,503)            (19,541)             (4,622)            (21,491)
                                      -----------         -----------         -----------         -----------

Interest expense                          (21,967)            (19,507)            (44,260)            (37,310)
Interest income                                69               1,437                 151               2,152
Foreign exchange gain/(loss)                1,876                (569)              2,737              (1,200)
Other, net                                 (2,201)             (3,101)             (3,839)             (4,150)
                                      -----------         -----------         -----------         -----------
                                          (22,223)            (21,740)            (45,211)            (40,508)
                                      -----------         -----------         -----------         -----------

Net income/(loss) before tax expense
and equity in net earnings of
affiliate                                 (30,726)            (41,281)            (49,833)            (61,999)
Income tax expense                           (935)             13,072              (1,223)              8,994
                                      -----------         -----------         -----------         -----------

Net income before equity in net
earnings of affiliate                     (31,661)            (28,209)            (51,056)            (53,005)
Equity in earnings of affiliate             2,525               1,791               5,233               3,680
                                      -----------         -----------         -----------         -----------
    Net income/(loss)                 $   (29,136)        $   (26,418)        $   (45,823)        $   (49,325)
                                      ===========         ===========         ===========         ===========

(9)   STOCK OPTION PLANS

      The Company has established two Stock Option Plans for the granting of stock options to purchase Class B Shares to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. It is expected that all officers and directors and other employees of the Company and its affiliates will be eligible to participate under these stock option plans, as deemed appropriate by the Company's Board of Directors. One of these stock option plans is qualified for income tax purposes, whereas the other is not a qualified plan. Options issued under the stock option plan that is qualified for income tax purposes will have exercise prices not less than the fair market value of the Class B Shares at the date of grant; the exercise prices of options issued under the non-qualified stock option plan may be less than the fair market value of the Class B shares at the date of grant. On October 15, 1996, the Company granted an option to the President of the Company to acquire 190,000 shares under the qualified plan at an exercise price of $5 per share. These plans replace a stock option plan that existed and was terminated during 1996.

      The Company has granted another stock option to the President of the Company to acquire 1,516,667 Class B Shares of the Company, at an exercise price of $5 per share. This stock option is exercisable in whole or in part until exercised in full. A similar option previously granted to the former president of the Company was canceled during 1996.

      The Company's stock price was below the exercise price established for the stock options granted as described above, thus no compensation cost is required to be measured and recognized as of March 31, 1997.

(10)  CONTINGENCIES

LEGAL PROCEEDINGS

      The  Company  is  a defendant in eight putative class actions (originally nine) alleging federal securities violations by the Company and various officers and directors of the Company based on accounting irregularities that required the Company to restate certain of its reported financial results and other alleged misstatements and omissions in the Company's disclosure documents. In the original filings plaintiffs sought unspecified money damages. In a ninth action, the United States District Court for the District of Puerto Rico issued an order granting plaintiff's motion for voluntary dismissal without prejudice. The Company has reached a settlement with the attorneys for the plaintiffs in seven of these lawsuits. The settlement, which must be approved by the Court, would result in the payment of $2.5 million and 2.5 million in previously issued and outstanding Class B shares to the plaintiffs and their attorneys. If the settlement is approved, it will result in the dismissal of all eight actions. The Company and the other defendants have reached an agreement with its founding shareholders under which the founding shareholders will contribute to the Company for use in connection with the settlement 2.5 million Class B shares owned by them. If the settlement becomes effective, each of the named defendants will be released from all claims by the plaintiffs and the class, and certain of the Company's officers and directors and the founding shareholders will be released by the Company from all claims arising out of the circumstances which precipitated the litigation and certain other claims. There is no assurance that the Court will approve the settlement or that other circumstances will not prevent the settlement from becoming effective.

      In addition, in connection with the accounting irregularities, the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation. The Staff of the Commission is currently engaged in that investigation and the Company is cooperating fully.

      In November 1995, the Company obtained directors, officers and entity liability insurance coverage. The Company has been advised by the insurance carrier that based on the allegations contained in the complaints relating to the lawsuits filed against the Company, the insurance carrier (although not implying that it believes such allegations to be true) now believes that certain of the claims appear not to be covered by the policies, and that other claims may also not be covered. The Company has vigorously contested this interpretation of the policy by the insurance carrier. The Company has requested the insurance carrier to provide the funds necessary for the above settlement with the plaintiffs and to provide additional funds to cover costs of the Company, including legal fees, incurred in connection with the litigation to date. The insurance carrier has not agreed to provide these funds on terms acceptable to the Company, and the Company is commencing litigation against the insurance carrier in the courts of the Commonwealth of Puerto Rico to enforce its rights. There can be no assurance that the insurance carrier will provide these funds or that any coverage ultimately will be available to the Company under the policy with respect to some or all of the claims under these or any similar lawsuits. If the Company receives from the insurance carrier funds in excess of the cost to the Company of the settlement and the amount required to pay the Company's accumulated costs, the Company has agreed to use such excess to pay the founding shareholders for the contributed 2.5 million Class B Shares up to the value of those shares.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, bank loans and overdrafts, accrued payroll, taxes and other current liabilities approximate fair value because of the short maturity of these instruments.

      The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at March 31, 1997.

      The Company currently does not hold any derivatives.

      Under the equity method of accounting, the Company's investment in BAESA has been reduced to zero. At March 31, 1997, such investment had an estimated fair value of $13,117 determined using as a basis the New York Stock Exchange quoted closing price per share of the Company's American Depository Shares on that date.

      On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. BAESA announced that it expects to meet with both exchanges to discuss the situation.

(12)  RESTRUCTURING CHARGES

       The Company's results of operations for the six months ended March 31, 1997 have been affected by the incurrance of a non-recurring restructuring charge totaling $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. There were no such charges during the 1996 six month interim period.

(13)  SUBSEQUENT EVENTS

      Subsequent to March 31, 1997, the Company refinanced its short term borrowings with Banco Popular de Puerto Rico. Under the terms of the Second Restated Credit Agreement, a term loan of $25 million has been granted to the Company payable in stipulated monthly installments over a ten-year period, with a balloon payment at maturity of $11.8 million. The term loan is collateralized with a priority lien over all real estate, machinery and equipment, and any other assets or properties of the Company, acceptable to the Bank. The Company has also been granted a $5 million revolving credit facility, the principal amount of which may not exceed certain stipulated percentages of eligible receivables and inventories, as defined.

(14)  PENSION PLANS

      Subsequent to March 31, 1997, the Company announced its intention to suspend its pension plans for periods not yet determined. The Company does not have revised actuarial valuations under FASB 87 that reflect the full benefits of the freeze of the pension plans. As these valuations become available, the accrued pension costs will be adjusted accordingly.

                                       13
PAGE

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL OVERVIEW

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of March 31, 1997 (unaudited) and September 30, 1996 and for the six month periods ended March 31, 1996 and 1997 (the "1996 six month interim period" and the "1997 six month interim period," respectively) and for the three month interim periods ended March 31, 1996 and 1997 (the "1996 three month interim period" and the "1997 three month interim period," respectively ). The Company's financial results for the six month period ended March 31, 1996 as reported in the Company's quarterly report on Form 10-Q which was originally filed by the Company on May 15, 1996 were restated as a result of the discovery of accounting irregularities. The restated results are contained in an amended quarterly report on Form 10-Q/A filed by the Company on December 23, 1996.

      This Report contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report refer to the ability of the Company to successfully conclude the settlement of its class action lawsuits with the participation of its liability insurance carrier and to payment of dividends and estimated capital expenditures for future years. These forward looking statements reflect Management's expectations and are based upon currently available data; however, actual payments and expenditures are subject to future events and uncertainties which could materially impact the Company's requirements. Among the factors that can cause actual performance to differ materially are: failure to obtain the Court's approval of the Company's lawsuit settlement agreement, or other developments regarding the litigation (including a refusal by either the plaintiffs or one or more of the defendants to proceed with the settlement or a refusal by the insurance carrier to participate in the settlement to the extent anticipated by the Company); the availability of cash in the future which may be used to pay dividends; and changes in plans with respect to capital expenditures, as well as the availability of resources to fund those capital expenditures; and other factors, including economic, climatic and political conditions in Puerto Rico, and the impact of such conditions on consumer spending.


      PRESENTATION OF FINANCIAL INFORMATION

      In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock of BAESA, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA. On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. BAESA announced that it expects to meet with both exchanges to discuss the situation.

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

THE COMPANY

      GENERAL

      The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                  FISCAL YEAR                     SIX MONTHS INTERIM            THREE MONTHS INTERIM
                                           --------------------------        ------------------------------     --------------------
                                              1994              1995           1996        1996        1997       1996        1997
                                           ---------         --------        --------    -------     ------     -------     --------
Net Sales                                    100.0%            100.0%         100.0%      100.0%      100.0%     100.0%      100.0%
Cost of Sales                                 58.2              59.4           72.8        64.3        70.1       64.3        71.0
Gross Profit                                  41.8              40.6           27.2        35.7        29.9       35.7        29.0
Selling and Marketing Expenses                29.3              26.6           41.3        37.8        33.0       42.9        34.4
Administrative Expenses                       10.1               5.5            9.3         6.1        13.2        6.9        16.1
Intangibles and Fixed Asset Write-offs         2.8                 -              -           -           -          -           -
Restructuring Charges                            -                 -            2.6           -         1.1          -         2.6
Income (Loss) from Operations                  (.4)              8.5          (26.1)       (8.3)      (17.4)     (14.1)      (24.1)
                                             =====             =====          =====       =====       =====      =====       =====

      1997 SIX MONTH INTERIM PERIOD COMPARED TO 1996 SIX MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company decreased $7.9 million, or 14.5%, for the 1997 six month interim period from the 1996 six month interim period to $46.6 million. This decrease was primarily the result of the significant increase in discounts provided to customers combined with a 3.4% decrease in sales volume in the 1997 six month interim period as compared to the 1996 six month interim period. This decrease in sales volume and increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased during the 1997 six month interim period by approximately 11.5% as compared to the 1996 six month interim period.

      COST OF SALES. Cost of sales for the Company decreased $2.4 million, or 6.9% for the 1997 six month interim period as compared to the 1996 six month interim period to $32.7 million. This decrease was primarily the result of lower raw material costs and the 3.4% decrease in sales volume offset by higher depreciation costs for the new manufacturing facility in the 1997 six month interim period as compared to the 1996 six month interim period.

      GROSS PROFIT. Gross profit for the Company decreased by $5.5 million to $13.9 million in the 1997 six month interim period from $19.4 million in the 1996 six month interim period. As a percentage of net sales, gross profit decreased to 29.9% in the 1997 six month interim period from 35.7% in the 1996 six month interim period. The decrease was primarily due to higher discounts provided to customers, the lower average net sales price, decreased volume of 3.4% and increased depreciation on the new manufacturing facility, which were partially offset by lower raw material costs.

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

      Selling and marketing expenses for the Company decreased $5.2 million, or 25.4%, to $15.4 million for the 1997 six month interim period as compared to the 1996 six month interim period. This decrease was primarily due to reduced marketing spending in the 1997 six month interim period as compared to the 1996 six month interim period. As a percentage of net sales, selling and marketing expenses decreased to 33.0% during the 1997 six month interim period from 37.8% in the 1996 six month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $2.8 million or 85.6% for the 1997 six month interim period from the 1996 six month interim period to $6.2 million. This increase was primarily the result of the cost of legal services associated with certain civil litigation and the investigation of the accounting irregularities. As a percentage of net sales, administrative expenses increased to 13.2% during the 1997 six month interim period from 6.1% in the 1996 six month interim period.

      RESTRUCTURING CHARGES. The Company's results of operations for the six months ended March 31, 1997 have been affected by the incurrance of a non-recurring restructuring charge totaling $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. There were no such charges during the 1996 six month interim period.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(8.2) million in the 1997 six month interim period, from $(4.5) million in the 1996 six month interim period. This decrease is the result of lower net sales, reflecting increased discounts offered to customers and decreased volume of 3.4 %, increased professional fees and restructuring charges, offset partially by lower raw material costs and reduced levels of marketing spending for the 1997 six month interim period as compared to the 1996 six month interim period.

      OTHER INCOME/(EXPENSES). Other income/(expenses) decreased to $(.5) million in the 1997 six month interim period, from $1.2 million in the 1996 six month interim period. This decrease was primarily due to the capitalization of construction period interest during the 1996 six month interim period for the new manufacturing facility which was occupied during the third quarter of 1996. There was no such capitalization during the 1997 six month interim period. Interest earnings decreased during the 1997 six month interim period as a result of lower cash balances available for investment as compared to the 1996 six month interim period.

      EQUITY  IN  NET  EARNINGS  (LOSS)  OF  BAESA.    Based   on   information
disseminated by BAESA, equity in net earnings (loss) of BAESA, net of income tax, amounted to $0.0 million during the 1997 six month interim period, compared to a loss of $(5.6) million for the 1996 six month interim period. The Company's equity in the loss reported by BAESA for the fiscal year ended September 30, 1996 was such that it reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA will be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet.

      NET INCOME/(LOSS). Net income/(loss) during the 1997 six month interim period was $(8.7) million, compared to $(9.6) million during the 1996 six month interim period. Net (loss) in the 1997 six month interim period reflects loss before equity in net earnings (loss) of BAESA of $(8.7) million, as compared to $(4.0) million of loss before equity in net earnings (loss) of BAESA and equity in net earnings (loss) of BAESA of $(5.6) million during the 1996 six month interim period.

1997 THREE MONTH INTERIM PERIOD COMPARED TO 1996 THREE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company decreased $4.3 million, or 17.1%, for the 1997 three month interim period from the 1996 three month interim period to $20.8 million. This decrease was primarily the result of the significant increase in discounts provided to customers combined with a 9.2% decrease in sales volume in the 1997 three month interim period as compared to the 1996 three month interim period. This decrease in sales volume and increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce equivalent basis decreased during the 1997 three month interim period by approximately 8.7% as compared to the 1996 three month interim period.

      COST OF SALES. Cost of sales for the Company decreased $1.4 million, or 8.6% for the 1997 three month interim period as compared to the 1996 three month interim period to $14.8 million. This decrease was primarily the result of lower raw material costs and the 9.2 % decrease in sales volume partially offset by higher depreciation costs for the new manufacturing facility in the 1997 three month interim period as compared to the 1996 three month interim period.

      GROSS PROFIT. Gross profit for the Company decreased by $2.9 million to $6.0 million in the 1997 three month interim period from $8.9 million in the 1996 three month interim period. As a percentage of net sales, gross profit decreased to 29.0% in the 1997 three month interim period from 35.7% in the 1996 three month interim period. The decrease was primarily due to higher discounts provided to customers, the lower average net sales price, decreased volume of 9.2 % and increased depreciation on the new manufacturing facility, which were partially offset by lower raw material costs.

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

      Selling and marketing expenses for the Company decreased $3.6 million, or 33.4%, to $7.2 million for the 1997 three month interim period as compared to the 1996 three month interim period. This decrease was primarily due to reduced marketing spending in the 1997 three month interim period as compared to the 1996 three month interim period. As a percentage of net sales, selling and marketing expenses decreased to 34.4% during the 1997 three month interim period from 42.9% in the 1996 three month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $1.6 million or 94.1% for the 1997 three month interim period from the 1996 three month interim period to $3.3 million. This increase is primarily the result of the cost of legal services associated with certain civil litigation and the investigation of the accounting irregularities. As a percentage of net sales, administrative expenses increased to 16.1% during the 1997 three month interim period from 6.9% in the 1996 three month interim period.

      RESTRUCTURING CHARGES. The Company's results of operations for the three months ended March 31, 1997 have been affected by the incurrance of a non-recurring restructuring charge totaling $0.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5 %. There were no such charges during the 1996 three month interim period.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(5.0) million in the 1997 three month interim period, from $(3.5) million in the 1996 three month interim period. This decrease is the result of lower net sales, reflecting increased discounts offered to customers and decreased volume of 9.2 %, increased professional fees and restructuring charges, offset partially by lower raw material costs and reduced levels of marketing spending, for the 1997 three month interim period as compared to the 1996 three month interim period.

      OTHER INCOME/(EXPENSES). Other income/(expenses) decreased to $(.3) million in the 1997 three month interim period, from $0.6 million in the 1996 three month interim period. This decrease was primarily due to the capitalization of construction period interest during the 1996 three month interim period for the new manufacturing facility which was occupied during the third quarter of 1996. There was no such capitalization during the 1997 three month interim period. Interest earnings decreased during the 1997 three month interim period as a result of lower cash balances available for investment as compared to the 1996 three month interim period.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA. Based on information disseminated by BAESA, equity in net earnings (loss) of BAESA, net of income tax, amounted to $0.0 million during the 1997 three month interim period, compared to a loss of $(3.0) million for the 1996 three month interim period. The Company's equity in the loss reported by BAESA for the fiscal year ended September 30, 1996 was such that it reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA will be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet.

      NET INCOME/(LOSS). Net income/(loss) during the 1997 three month interim period was $(5.3) million, compared to $(6.4) million during the 1996 three month interim period. Net (loss) in the 1997 three month interim period reflects loss before equity in net earnings (loss) of BAESA of $(5.3) million, as compared to $(3.4) million of loss before equity in net earnings (loss) in

BAESA and equity in net earnings (loss) of BAESA of $(3.0) million during the 1996 three month interim period.

LIQUIDITY AND CAPITAL RESOURCES

      At  March  31,  1997,  the Company had $20.7 million  of  cash  and  cash
equivalents,  and  indebtedness   for   borrowed  money,  including  short-term
borrowings and capital lease obligations, of $31.7 million.

      The Company has announced that its current priority is to restore profitability with respect to its Puerto Rican operations. In that connection, the Company has made a decision to set aside its expansion plans temporarily. Also, as of March 31, 1997, the Company has used approximately $28.3 million of the cash set aside from its September 1995 initial public offering to support these efforts through the repayment of indebtedness, by additions to the Company's working capital, which has been and continues to be affected as a result of the Company's net operating losses, and to cover a portion of the cost of the offering. In addition, on April 8, 1997 the Company completed the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets.

      Net cash provided by (used in) operating activities for the Company for the 1997 six month interim period was $(7.1) million compared to $(1.3) million during the 1996 six month interim period. This change was mainly the result of the net cash loss after depreciation and amortization and equity in net loss of BAESA of $(5.4) million and changes in assets and liabilities of $(1.7) million during the 1997 six month interim period, as compared to $(2.0) million and $0.7 million, respectively, for the 1996 six month interim period. As of March 31, 1997, the Company had $55.2 million in net operating loss carryforwards available to offset future Puerto Rican income taxes and $35.2 million in net operating loss carryforwards available to offset future U.S. taxable income.

      Net cash provided by (used in) investing activities for the Company was $10.1 million for the 1997 six month interim period, as compared to $(10.6) million during the 1996 interim period. Purchases of property, plant and equipment, net, amounted to $(2.8) million during the 1997 six month interim period as compared to $(12.6) million during the 1996 six month interim period. The 1996 six month interim period included significant expenditures incurred in constructing the new manufacturing facility in Toa Baja. Proceeds from short term investments provided $12.9 million during the 1997 six month interim period as compared to zero for the 1996 six month interim period. Dividends received from BAESA during the 1997 interim period were zero as compared to $2.8 million during the 1996 interim period. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the Company is unable to predict whether or when BAESA will pay any future dividends.

      Cash flows provided by (used in) financing activities for the Company during the 1997 six month interim period were $(.9) million compared to $14.1 million during the 1996 six month interim period. The significant financing activities of the Company during the 1997 interim period were the net repayment of debt. The significant financing activities during the 1996 interim period were the net borrowing of $19.3 million and the payment of dividends of $(5.2) million. In the future, the payment of dividends will be in part dependent on the receipt of dividends from BAESA, and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and the consent of Banco Popular. The Company does not expect to pay any dividends on its common stock for the foreseeable future.

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company could borrow under revolving loans. As of March 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $5.3 million and non-revolving loans in an aggregate principal amount of $15.0 million. On April 8, 1997, the Company entered into a Second Restated Credit Agreement with Banco Popular, the holder of this debt. The effect of this new agreement was to restructure the existing debt into two portions, a long term loan of $25.0 million and a short term revolving credit facility of $5.0 million. Both portions will bear interest at 2.5% over LIBOR.

      The weighted average interest rate on such borrowings was 7.4% during the first six months of the fiscal year 1997. Beginning on May 1, 1997, the Company is required to make monthly payments of principal in the amount of $83.3 thousand with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (April 1, 2007) when a $11.8 million balloon payment is due. The Company may prepay either of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

      Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of Total Liabilities to Tangible Net Worth (as defined in the Second Restated Credit Agreement) of not more than 1.60 to 1 for fiscal year 1997 and 1.50 to 1 for each fiscal year thereafter during the term of the Second Restated Credit Agreement; (ii) a ratio of Operating Cash Flow to Total Debt Service (as defined in the Second Restated Credit Agreement) of 1.00 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; (iii) a minimum Tangible Net Worth of $37 million on September 30, 1997 and of $39.5 million, $42 million, $44.5 million, and 47 million, respectively, by September 30, 1998, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $250 thousand per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, a portion of excess cash flow (as defined in the Second Restated Credit Agreement), and a portion of net proceeds associated with any sale of Class A shares, require early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of the loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular under the Second Restated Credit Agreement.

      As a result of the Company initially providing to Banco Popular incorrect financial statements for the first and second quarters ended December 31, 1995 and March 31, 1996, and certain other circumstances, the Company was in technical default of the terms of the Credit Agreement during part of fiscal year 1996. The Company has, however, received from Banco Popular a written waiver of such default. The Company believes that it is currently in full compliance with the terms of the Second Restated Credit Agreement.

      Pursuant to the Second Restated Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Toa Baja plant and the Rio Piedras plant are located.

      The Company's franchise arrangements with PepsiCo require it not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10. The Company is currently in compliance with these covenants.

      Capital expenditures for the Company totaled $3.0 million in the 1997 six month interim period as compared to $13.8 million in the 1996 six month interim period. During fiscal 1996, the Company constructed a new manufacturing facility at its Toa Baja property and purchased new manufacturing equipment to increase production capacity and capability in the new plant. In the past, the Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the fiscal years 1997 and 1998 may be approximately $4 million in each year.

                                       19
PAGE

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      The information contained in Note 10 to Notes to Condensed Consolidated Financial Statements contained in Part I of this Report is incorporated herein by reference. Except as described in that Note, there were no material developments regarding legal proceedings involving the Company during the six month period ended March 31, 1997.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.   The  following  exhibits  are  filed  herewith or incorporated herein:

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
-------                 ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
3.2 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation. (Incorporated by reference to exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1996).
3.3   Amended and Restated By-Laws of the Company (incorporated by reference to
      Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
4.1 Form of Specimen Stock Certificate representing Class B Shares (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94620) (the "S-1 Registration Statement").
10.1 Franchise Commitment Letter (incorporated by reference to Exhibit 10.1 to the S-1 Registration Statement).
10.2 Letter Agreement between the Company and PepsiCo extending term of Exclusive Bottling Appointments (incorporated by reference to Exhibit
      10.2 to the S-1 Registration Statement).
10.3  Form  of  Exclusive Bottling Appointment (incorporated  by  reference  to
      Exhibit 10.3 to the S-1 Registration Statement).
10.4 Material Differences in Exclusive Bottling Appointments (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
10.5 Concentrate Price Agreement (incorporated by reference to Exhibit 10.5 to the S-1 Registration Statement).
10.6 Amended and Restated General Partnership Agreement for BSA (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the S-1 Registration Statement).
10.7 Shareholders Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the S-1 Registration Statement).
10.8  Amendment No. 1  to  Shareholders Agreement (incorporated by reference to
      Exhibit 10.8 to Amendment No. 1 to the S-1 Registration Statement).
10.9  Amendment No. 2 to Shareholders  Agreement  (incorporated by reference to
      Exhibit 10.9 to Amendment No. 1 to the S-1 Registration Statement).
10.10 Amendment No. 3 to Shareholders Agreement (incorporated  by  reference to
      Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10.11 Stock Option Agreement dated as of September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.12 Voting Trust Agreement dated September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Bottling Company and the Grantors (incorporated by reference to Exhibit 2 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.13 Consent of PepsiCo., Inc. to the terms of the Voting Trust Agreement referred to under Exhibit No. 10.12 above. (Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1996).
10.14 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to
      Exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.15 Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to Exhibit 2 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.16 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).
10.17 Amendment No. 4 to the Shareholders Agreement (Incorporated by reference to the Exhibit 10.13 to the Company's Annual Report on Form 10K/A-1 for the fiscal year ended September 30, 1996)
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997

                                       20
PAGE

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

       SIGNATURES                                     TITLE                        DATE
       ----------                                     -----                        ----


   /S/ RAFAEL NIN                              Chief  Executive Officer            May 15, 1997
------------------------------------
Rafael Nin


   /S/ DAVID L. VIRGINIA                       Chief  Financial Officer            May 15, 1997
------------------------------------
David L. Virginia


   /S/ WANDA RIVERA ORTIZ                      Chief  Accounting Officer           May 15, 1997
------------------------------------
Wanda Rivera Ortiz