Form 10-Q
period 1997-06-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1997-08-14
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q




(Mark One)
<checked-box>  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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





      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. <checked-box> Yes <square> No

      As  of  August  14, 1997, there were 21,500,000 shares  of  Common  Stock
issued and outstanding.   This  amount  includes  5,000,000  shares  of Class A
Common Stock and 16,500,000 shares of Class B Common Stock.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                        NUMBER

PART I  FINANCIAL INFORMATION...........................................    3

Item 1. Financial Statements:...........................................    3
      Condensed  Consolidated Balance Sheets - Assets (dated Months
            Ended  June 30, 1997 and September 30, 1996)................    3
      Condensed Consolidated  Balance  Sheets  -  Liabilities
            and Shareholders Equity (dated Months Ended
            June 30, 1997 and September 30, 1996).......................    4
      Condensed Consolidated Statements of Income/
            (Loss)(unaudited) for the Nine Months Ended
            June 30, 1997 and 1996......................................    5
      Condensed Consolidated Statements of Income/(Loss)
            (unaudited) for the Three Months Ended June
            30, 1997 and 1996...........................................    6
      Condensed Consolidated Statements of Cash Flows
            (unaudited) for the Nine Months Ended June 30,
            1997 and 1996...............................................    7
      Notes to Condensed Consolidated Financial Statements (Unaudited)..    8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................   15


PART II OTHER INFORMATION...............................................   22

Item 1. Legal Proceedings...............................................   22

Item 6. Exhibits and Reports on Form 8-K................................   22
      (a)   Exhibits....................................................   22
      (b)   Reports on Form 8-K during the quarter ended June 30, 1997..   23








SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                                    ASSETS


                                                                            June 30,              September 30,
                                                                              1997                    1996
                                                                          -----------            -------------
                                                                          (unaudited)              (audited)
Current Assets:
Cash and cash equivalents                                                $  19,235              $    18,614
Short-term investments                                                           -                   12,904
Accounts receivable:
  Trade, less allowance for doubtful accounts of $1,236
  at June 30, 1997 and $1,158 at September 30, 1996                         13,402                   11,262
  Due from PepsiCo, Inc. and affiliated companies                              374                      877
  Other                                                                      5,735                    2,423
Inventories                                                                  3,633                    4,495
Deferred income taxes                                                          187                      187
Prepaid expenses and current assets                                          1,541                    1,857
                                                                         ---------              -----------
          Total current assets                                           $  44,107              $    52,619

Investment in Buenos Aires Embotelladora S.A. (BAESA)                            -                        -
Deferred income tax, long-term                                               2,076                    2,076
Long-lived assets for sale, principally land and building                    3,805                    3,805
Property, plant and equipment, net                                          47,752                   49,936
Intangible assets, net of accumulated amortization                           1,702                    1,459
Other assets                                                                    60                       86
                                                                         ---------              -----------
          Total assets                                                   $  99,502              $   109,981
                                                                         =========              ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   June 30,                 September 30,
                                                                      1997                      1996
                                                                  ----------               ------------
                                                                  (unaudited)               (audited)
Current Liabilities:
Current installments of long-term debt                        $      1,007                 $      1,550
Current installments of capital lease obligations                      649                          341
Short-term borrowings                                                5,153                       25,000
Accounts payable:
      Trade                                                         14,226                       16,619
      Affiliate                                                          -                           50
Income tax payable                                                      80                          115
Other accrued expenses                                               8,791                        8,672
                                                              ------------                  -----------
    Total current liabilities                                       29,906                       52,347
Long-term debt, excluding current installments                      23,761                        4,813
Capital lease obligations, excluding current installments            1,067                          871
Accrued pension cost, long-term                                      2,593                        2,593
                                                              ------------                  -----------
    Total liabilities                                               57,327                       60,624
                                                              ------------                  -----------
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,                   50                           50
    issued and outstanding 5,000,000 shares
Class B common shares, $0.01 par value; authorized                     165                          165
    35,000,000 shares; issued and outstanding
    16,500,000 shares
Additional paid-in capital                                         103,910                       90,738
Retained earnings/(deficit)                                        (60,586)                     (40,232)
Pension liability adjustment                                        (1,364)                      (1,364)
                                                              ------------                 ------------
      Total shareholders' equity                                    42,175                       49,357
                                                              ------------                 ------------
      Total liabilities and shareholders' equity              $     99,502                 $    109,981
                                                              ============                 ============



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          Nine Months Ended June 30,
                                                                      1997                       1996
                                                                   (unaudited)               (unaudited)
                                                                 -------------             -------------

Net Sales                                                        $     72,778              $     79,117
Cost of Sales                                                          50,390                    54,980
                                                                 -------------             -------------
   Gross profit                                                        22,388                    24,137

Selling and marketing expenses                                         22,342                    32,246
Administrative expenses                                                 6,497                     6,928
Estimated liability under shareholders' class action litigation        13,172                         -
Restructuring Charges                                                     535                     2,922
                                                                 -------------             -------------
Income/(loss) from operations                                         (20,158)                  (17,959)
                                                                 -------------             -------------
Other income (expenses):
      Interest expense                                                 (1,961)                     (876)
      Interest income                                                     966                     1,889
      Other, net                                                          100                      (230)
                                                                 -------------             -------------
        Total other income (expenses)                                    (895)                      783
                                                                 -------------             -------------
        Income/(loss) before income tax benefit/(expense)             (21,053)                  (17,176)
          and equity in net loss of BAESA
Income tax benefit/(expense)                                              699                      (601)
                                                                 -------------             -------------
      Income/(loss) before equity in net loss of BAESA                (20,354)                  (17,777)
Equity in net loss of BAESA, net of income tax
      benefit of $13,454 in 1996
                                                                            -                   (37,769)
Net Income/(Loss)                                                $    (20,354)             $    (55,546)
                                                                 -------------             -------------
Earnings per common share:
      Income/(loss) before equity in net loss of
      BAESA, net of taxes                                        $      (0.95)             $      (0.83)
                                                                 =============             =============
      Net income/(loss)                                          $      (0.95)             $      (2.58)
                                                                 =============             =============

Weighted average number of shares outstanding
  (in thousands)                                                        21,500                   21,500
                                                                 =============             =============




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                          (U.S. DOLLARS IN THOUSANDS)

                                                                        Three Months Ended June 30,
                                                                     1997                       1996
                                                                 (unaudited)                (unaudited)
                                                               ---------------             ------------
Net Sales                                                      $   26,194                 $   24,615
Cost of Sales                                                      17,727                     19,915
                                                               ---------------             ------------
   Gross profit                                                     8,467                      4,700

Selling and marketing expenses                                      6,965                     11,620
Administrative expenses                                               339                      3,605
Estimated liability under shareholders' class action litigation    13,172                          -
Restructuring Charges                                                   -                      2,922
                                                               ---------------             ------------
Income/(loss) from operations                                     (11,999)                   (13,447)
                                                               ---------------             ------------

Other income (expenses):
      Interest expense                                               (716)                      (511)
      Interest income                                                 267                        524
      Other, net                                                        5                       (450)
                                                               ---------------             ------------
          Total other income (expenses)                              (444)                      (437)
                                                               ---------------             ------------
          Income/(loss) before income tax benefit and equity
               in net loss of BAESA                               (12,443)                   (13,884)
Income tax expense                                                    828                         90
                                                               ---------------             ------------
      Income/(loss) before equity in net loss of BAESA            (11,615)                   (13,794)
Equity in net loss of BAESA, net of income tax
      benefit of $1,485 in 1996                                         -                    (32,132)
                                                               ===============             ============
Net Income/(loss)                                              $  (11,615)                $  (45,926)

Earnings per common share:
      Income/(loss) before equity in net loss of BAESA, net of
      taxes                                                    $    (0.54)                $    (0.64)
                                                               ===============             ============

      Net income/(loss)                                        $    (0.54)                $    (2.14)
                                                               ===============             ============


Weighted average number of shares outstanding (in thousands)       21,500                     21,500
                                                               ===============             ============




SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. DOLLARS IN THOUSANDS)

                                                                             Nine Months Ended June 30,
                                                                           1997                   1996
                                                                        (unaudited)            (unaudited)
                                                                        -----------           -----------
Cash flows from operating activities:
      Net income/(loss)                                                $  (20,354)            $  (55,546)
      Adjustments to reconcile net earnings (loss) to net
      cash provided by/(used in) operating activities:
          Estimated liability under shareholders' class action
           litigation                                                      13,172                      -
          (Gain)/loss on sale of property, plant, and equipment                60                    510
          Depreciation and amortization                                     4,649                  3,951
          Intangible Write-off                                                  -                    647
          Equity in net earnings/(losses) of BAESA                              -                 37,769
      Changes in assets and liabilities:
          Accounts receivable                                              (4,949)                (3,262)
          Inventories                                                         862                    774
          Prepaid expenses and other current assets                           316                   (366)
          Accounts payable                                                 (2,443)                 6,068
          Other accrued expenses                                              119                  2,810
          Income taxes payable                                                (35)                   743
          Other, net                                                           26                    308
                                                                        -----------           -----------

             Net cash provided by/(used in) operating                      (8,577)                (5,594)
              activities

Cash flows from investing activities:
      Proceeds from sale of property, plant and equipment                     313                  1,280
      Proceeds from matured short-term investment                          12,904                      -
      Purchases of property, plant and equipment                           (3,081)               (20,531)
                                                                        -----------           -----------
      Dividends received from affiliates                                        -                  2,839
          Net cash provided by/(used in) investing activities              10,136                (16,412)

Cash flows from financing activities:
      Proceeds from short-term borrowings                                     309                 48,316
      Repayment of short-term borrowings                                        -                (17,000)
      Repayment of long-term debt                                          (1,751)                (1,163)
      Proceeds from Capital Lease                                           1,793                      -
      Repayment of capital lease obligations                               (1,289)                (1,149)
      Dividends paid                                                            -                 (5,308)
                                                                        -----------           -----------
          Net cash provided by/(used in) financing activities                (938)                23,696

Net increase in cash and cash equivalents                                     621                  1,690
Cash and cash equivalents at beginning of period                           18,614                 46,091
                                                                        -----------           -----------
Cash and cash equivalent at end of period                              $   19,235             $   47,781
                                                                        ===========           ===========

Supplemental disclosures:
Cash paid for:
      Interest                                                         $    1,855             $    1,769
      Income taxes                                                     $      217             $      186


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                7


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)   ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the nine months and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

(2)   INVENTORIES

      Inventories consist of the following:

                                                  JUNE 30, 1997           SEPTEMBER 30, 1996
                                               ----------------           ------------------
            Raw materials                      $          1,050            $        1,346
            Finished goods                                1,537                     1,684
            Other                                         1,046                     1,465
                                               ----------------           ------------------
                                               $          3,633            $        4,495
                                               ================           ==================

(3)   PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consists of the following:

                                                  JUNE 30, 1997            SEPTEMBER 30, 1996
                                                  -------------            ------------------

      Land and improvements                       $      7,057             $      7,057
      Buildings and improvements                        14,621                   14,301
      Machinery, equipment and vehicles                 45,923                   45,931
      Bottles, cases and shells                          1,444                    1,401
      Furniture and fixtures                             1,565                    1,877
      Construction in process                              360                    1,941
                                                  ------------             ------------------
                                                        70,970                   72,508
      Less accumulated depreciation and amortization   (23,218)                 (22,572)
                                                  ------------             ------------------
      Property, plant and equipment, net          $     47,752             $     49,936
                                                  ============             ==================

The Company  capitalizes  interest  cost  as a component of the cost of certain
building  and improvements, and machinery.   The  following  is  a  summary  of
interest cost incurred:

                                                              JUNE 30,
                                                              --------

                                                      1997             1996
                                                --------------     ------------
Interest cost capitalized                       $          -       $        893
Interest cost charged to income                        1,961                876
                                                --------------     ------------
                                                $      1,961       $      1,769
                                                ==============     ============

(4)   ACCOUNTING FOR LONG LIVED ASSETS

      During the year ended September 30, 1996, the Company adopted the provisions of FASB 121 - Accounting for Long Lived Assets. The Company deems an asset to be impaired if a forecast of undiscounted future cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. Factors leading to the impairment were the Company's decision, in mid-1996, to consolidate all of its manufacturing activities in its new manufacturing facility, and anticipated losses from the disposition of the former manufacturing facility, and remaining unused equipment. The amount of the impairment was calculated using a recent appraisal of the estimated value of such property less estimated costs of disposition. At June 30, 1997, those Long Lived Assets remained at the same value as the value at September 30, 1996.

(5)   SHAREHOLDERS' EQUITY

      The Company declared and paid no cash dividends during the nine month period ended June 30, 1997 and $5,308 during the nine month period ended June 30, 1996.

      Earnings per common share are determined by dividing net income by the weighted average number of common shares outstanding during each period. Stock options granted to the Company's President have been disregarded in the computation of earnings per common share as their effect would have been antidilutive.

      As indicated in note 10, the Company's founding shareholders have effectively contributed to the Company 2,500,000 Class B shares of Common Stock with an estimated value of $13,172.

(6)   INCOME TAX

      Income tax (benefit) expense for the nine months ended June 30, 1997 and 1996 consisted of the following:

                                                     JUNE 30,
                                                     --------
                                                1997             1996
                                             ---------      ---------
      Current                                $   (699)      $     601
      Deferred                                      -               -
                                             ---------      ---------
      Income tax (benefit) expense           $   (699)      $     601
                                             =========      =========



      Deferred income tax benefit of $13,454 for the nine month period ended June 30, 1996 has been provided in connection with the Company's equity in net loss of BAESA.

      The 1997 income tax benefit includes $897 of Federal income taxes paid in prior years for which the company has filed a claim using as the basis thereof, the significant net operating losses incurred during 1996.

(7)   RELATED PARTY TRANSACTIONS

      The Company paid approximately $1,553 and $1,682 during the nine months ended June 30, 1997 and 1996, respectively, for advertising fees to a firm controlled by a shareholder of the Company.

      The Company paid approximately $232 during the nine months ended June 30, 1996 for consulting fees to a shareholder and director of BAESA.

      The Company paid approximately $151 during the nine months ended June 30, 1996 for construction management services to a shareholder and former director of the Company.

      The Company paid approximately $300 during the nine months ended June 30, 1997 for legal fees to a firm, one of whose partners is a relative of the Company's President.

      The Company's President has been granted by the company's controlling shareholders, a ten year voting trust agreement which entitles him to vote, but not own, 5,000,000 class A shares, representing a controlling interest in the Company. The Company's President was granted a two-year option at $1.00 per share on these controlling shares, to be exercised for the exclusive benefit of the Company. This option expires on September 28, 1998.

8)    INVESTMENT IN BAESA

      The following condensed unaudited financial information relating to BAESA as of June 30, 1997 and for the nine months and three months ended June 30, 1997 and 1996 and audited balance sheet financial information as of September 30, 1996 (in thousands of U.S. dollars) has been provided to the Company by BAESA. Its inclusion in this report is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the time of filing of this Form 10-Q, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.


                                                                   June 30,                   September 30,
                                                                     1997                         1996
                                                                  (unaudited)                   (audited)
                                                                  ----------                  -------------
                   ASSETS
Cash and cash equivalents                                        $    9,308                   $   27,361
Accounts receivable, less allowance for doubtful                     65,750                       64,069
accounts
Inventories                                                          19,557                       31,077
Deferred income tax, net                                              6,124                        6,681
Prepaid expenses and other current assets                            10,798                        8,469
                                                                  ----------                  -------------
     Total current assets                                           111,537                      137,657

Property, plant and equipment                                       369,707                      586,908
Intangible assets, net of accumulated amortization                   59,287                       78,943
Investment in affiliated company                                    109,790                      106,918
Other assets                                                          8,181                       16,954
                                                                  ----------                  -------------
          Total assets                                           $  658,502                   $  927,380
                                                                  ==========                  =============

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current installments of long-term debt                           $  335,014                   $  290,299
Bank loans and overdrafts                                           397,035                      367,440
Accounts payable                                                     44,246                       72,155
Income tax payable                                                    2,784                        3,149
Other accrued taxes                                                  72,261                            -
Accrued expenses and other current liabilities                       88,328                      124,025
                                                                  ----------                  -------------
     Total current liabilities                                      939,668                      857,068
Long-term debt, excluding current installments                       33,922                       87,461
Deferred income taxes                                                 7,511                        7,740
Other long-term liabilities                                           7,996                        8,385
                                                                  ----------                  -------------
          Total liabilities                                         989,097                      960,654

          Total shareholders' equity/(deficit)                     (330,595)                     (33,274)
                                                                  ----------                  -------------
          Total liabilities and shareholders' equity/(deficit)   $  658,502                   $  927,380
                                                                  ==========                  =============


                                         Three Months Ended June 30,             Nine Months Ended June 30,
RESULTS OF OPERATIONS                     1997                1996                1997                1996
                                       (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                      ------------        ------------        ------------        ------------
Net sales                              $  130,521          $  123,318          $  529,553          $  563,425

Cost and expenses:

  Cost of sales                           (76,076)           (105,386)           (276,120)           (341,524)

  Selling and marketing expenses          (54,009)           (124,640)           (182,469)           (280,039)

  Administrative expenses                 (25,707)            (86,922)            (86,875)           (145,444)

  Debt and other restructuring charges   (205,444)             (9,531)           (219,425)            (21,071)
                                       -----------         -----------         -----------         -----------

    Income/(loss) from operations        (230,716)           (203,161)           (235,336)           (224,653)
                                       -----------         -----------         -----------         -----------

Interest expense                          (30,257)            (21,346)            (74,518)            (58,656)
Interest income                                91                 472                 242               2,624
Foreign exchange gain/(loss)                1,800                (372)              4,537              (1,572)
Other, net                                   (601)             (3,341)             (4,439)             (7,491)
                                       -----------         -----------         -----------         -----------
                                          (28,967)            (24,587)            (74,178)            (65,095)
                                       -----------         -----------         -----------         -----------
Net income/(loss) before tax expense     (259,683)           (227,748)           (309,514)           (289,748)

 and equity in net earnings of
affiliate
Income tax expense                            286             (23,555)               (937)            (14,560)
                                       -----------         -----------         -----------         -----------
Net income before equity in net          (259,397)           (251,303)           (310,451)           (304,308)
earnings
 of affiliate
Equity in earnings of affiliate             1,090                (152)              6,323               3,528
                                       -----------         -----------         -----------         -----------
    Net income/(loss)                 $  (258,307)        $  (251,455)        $  (304,128)        $  (300,780)
                                       ===========         ===========         ===========         ===========

      On July 29, 1997, BAESA announced an agreement in principle to enter into a long-term financial restructuring plan with its major debt holders in Argentina. Under the terms of the restructuring, BAESA's unsecured lenders in Argentina would exchange debt for at least 98% of the equity in BAESA. BAESA's existing shareholders would retain up to 2% of the equity and the right to purchase additional equity pursuant to a rights offering, which would allow the stockholders to retain their proportionate ownership. Additionally, the current stockholders would be able to sell the rights if a market develops for them.

      On May 9, 1997 the Buenos Aires Stock Exchange suspended trading of BAESA's Class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. Trading of these securities has not resumed to date.

(9)   STOCK OPTION PLANS

      The Company has established two Stock Option Plans for the granting of stock options to purchase Class B Shares to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. It is expected that all officers and directors and other employees of the Company and its affiliates will be eligible to participate under these stock option plans, as deemed appropriate by the Company's Board of Directors. One of these stock option plans is qualified for income tax purposes, whereas the other is not a qualified plan. Options issued under the stock option plan that is qualified for income tax purposes will have exercise prices which are not less than the fair market value of the Class B Shares at the date of grant; the exercise prices of options issued under the non-qualified stock option plan may be less than the fair market value of the Class B shares at the date of grant. On October 15, 1996, the Company granted an option to the President of the Company to acquire 190,000 shares under the qualified plan at an exercise price of $5 per share. These plans replace a stock option plan that existed and was terminated during 1996.

      The Company has granted another stock option to the President of the Company to acquire 1,516,667 Class B Shares of the Company, at an exercise price of $5 per share. This stock option is exercisable in whole or in part until exercised in full. A similar option previously granted to the former president of the Company was canceled during 1996.

(10)  LEGAL PROCEEDINGS

      The Company is a defendant  in  eight  putative class actions (originally nine) alleging federal securities violations by the Company and various officers and directors of the Company based on accounting irregularities that required the Company to restate certain of its reported financial results and other alleged misstatements and omissions in the Company's disclosure documents. In the original filings plaintiffs sought unspecified money damages. In a ninth action, the United States District Court for the District of Puerto Rico issued an order granting plaintiff's motion for voluntary dismissal without prejudice. The Company has reached a settlement with the attorneys for the plaintiffs in seven of these lawsuits. The settlement, which has been approved by the Court, will result in the payment of $2.5 million and
2.5 million in previously issued and outstanding Class B shares to the plaintiffs and their attorneys. The settlement will result in the dismissal of all eight actions. The Company and the other defendants have reached an agreement with the Company's founding shareholders under which the founding shareholders will effectively contribute to the Company for use in connection with the settlement 2.5 million Class B shares owned by them. Each of the named defendants will be released from all claims by the plaintiffs and the class, and certain of the Company's officers and directors and the founding shareholders will be released by the Company from all claims arising out of the circumstances which precipitated the litigation and certain other claims.

      Additionally the Company and the various directors of the company referred to above have reached a settlement agreement with the company's directors, officers and entity liability insurance coverage carriers (the insurers) pursuant to which the insurers would make payments amounting to $4,000,000 in payment of their obligations to the Company and to other insureds. These funds are to be initially deposited in an escrow fund and would be released only upon approval by all interested parties, including BAESA and PepsiCo, and when the settlement of the eight putative class actions referred to above becomes final and effective.

      The Company has accrued the estimated cost of the settlement of the aforementioned eight putative actions as follows:


Cost of 2,500,000 class B shares of stock effectively
contributed by the founding shareholders valued using
the trading price of the stock for a period of
fourteen days prior to the date of the settlement ($5.269)    $  13,172

Cash Payment of $2,500,000 less recovery from insurers                -
                                                              ---------
                                                              $  13,172
                                                              =========

      The remaining balance of the expected recovery from the insurers has been recorded as a reduction of legal fees incurred in connection with this matter.

      The effective contribution of the 2,500,000 class B shares by the founding shareholders has been recorded as an additional contribution to the Company's capital using as its basis the average trading price of the stock referred to above.

      The shares of stock effectively contributed by the founding shareholders have been deposited in a trust managed for the benefit of the Company, by the Company's President, and will be released, pursuant to the terms of a stock option agreement, when the settlement of the litigation becomes final and unappealable.

      The effect on the results of operations of the Company for the quarter and nine month periods ended June 30, 1997, of the above mentioned transaction is as follows:

                                                   THREE MONTHS           NINE MONTHS
                                                       ENDED                  ENDED
                                                  JUNE 30, 1997          JUNE 30, 1997
                                                  -------------          -------------
                                                              (In thousands)
<circle> Reduction in administrative expenses     $     1,500             $     1,500
<circle> Settlement of the litigation                 (13,172)                (13,172)
                                                  -----------             -----------
          Net effect on net income/(loss)             (11,672)                (11,672)
<circle> Contribution of Class B shares by founding    13,172                  13,172
             shareholders                         -----------             -----------
         Net effect on shareholders' Equity       $     1,500             $     1,500
                                                  ===========             ===========



      In addition, in connection with the accounting irregularities, the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation. The Staff of the Commission is currently engaged in that investigation and the Company is cooperating fully.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, bank loans, accrued payroll, taxes and other current liabilities approximate fair value because of the short maturity of these instruments.

      The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at June 30, 1997.

      The Company currently does not hold any derivatives.

      Under the equity method of accounting, the Company's investment in BAESA has been reduced to zero. At June 30, 1997, such investment had an estimated fair value of $0.00 determined using as a basis the New York Stock Exchange quoted closing price per share of the Company's American Depository Shares on that date.

(12)  RESTRUCTURING CHARGES

       The Company's results of operations for the nine months ended June 30, 1997 have been affected by the incurrence of a non-recurring restructuring charge totaling $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. The Company's results of operations for the nine months ended June 30, 1996 have been affected by the incurrence of several non-recurring restructuring charges totaling $2.9 million. These charges were comprised of the following: (1) a $1.4 million fixed asset write-down related to the closing of all bottling operations in the old plant, which is now for sale and (2) $1.4 million in pension write-off and costs associated with employee termination. The amount of $1.4 million in pension write-off and costs associated with employee termination referred to above, includes $0.6 million of a pension plan intangible asset judged to be of no value to the Company, and $0.8 million of benefits relating to two executives of the Company who had either resigned or where the decision had been taken, pending board approval, to discontinue their employment with the Company.

(13)  LOAN RESTRUCTURING

      On April 8, 1997, the Company refinanced its short term borrowings with Banco Popular de Puerto Rico. Under the terms of the Second Restated Credit Agreement, a term loan of $25 million has been granted to the Company payable in stipulated monthly installments over a ten-year period, with a balloon payment at maturity of $11.8 million. The term loan is collateralized with a priority lien over all real estate, machinery and equipment, and any other assets or properties of the Company, acceptable to the Bank. The Company has also been granted a $5 million revolving credit facility, the principal amount of which may not exceed certain stipulated percentages of eligible receivables and inventories, as defined.

(14)  PENSION PLANS

      On April 16, 1997, the Company announced its intention to suspend its pension plans for periods not yet determined. The Company does not have revised actuarial valuations under FASB 87 that reflect the full benefits of the freeze of the pension plans. As these valuations become available, the accrued pension costs will be adjusted accordingly.

(15)  ADOPTION OF NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS no. 128). This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. It requires restatement of all prior-period earnings per share ("EPS") data presented. SFAS No. 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock. This statement replaces the presentation of primary EPS with a presentation of basic EPS. The Company will adopt SFAS No. 128 for the first quarter ending December 31, 1997.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of June 30, 1997 (unaudited) and September 30, 1996 and for the nine month periods ended June 30, 1997 and 1996 (the "1997 nine month interim period" and the "1996 nine month interim period," respectively) and for the three month interim periods ended June 30, 1997 and 1996 (the "1997 three month interim period" and the "1996 three month interim period," respectively ). The Company's financial results for the nine month period ended June 30, 1996 as reported in the Company's quarterly report on Form 10-Q which was originally filed by the Company on October 8, 1996 were restated. The restated results are contained in an amended quarterly report on Form 10-Q/A filed by the Company on December 23, 1996.

      This Report contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report refer to the ability of the Company to successfully conclude the settlement of its class action lawsuits and the Company's claim against its liability insurance carrier and to payment of dividends and estimated capital expenditures for future years. These forward looking statements reflect Management's expectations and are based upon currently available data; however, actual payments and expenditures are subject to future events and uncertainties which could materially impact the Company's requirements. Among the factors that can cause actual performance to differ materially are: failure to complete the settlement of the Company's class action lawsuits or failure to complete the anticipated settlement of the Company's claim against its liability insurance carrier; the availability of cash in the future which may be used to pay dividends; and changes in plans with respect to capital expenditures, as well as the availability of resources to fund those capital expenditures; and other factors, including economic, climatic and political conditions in Puerto Rico, and the impact of such conditions on consumer spending.

      PRESENTATION OF FINANCIAL INFORMATION

      In addition to conducting its own bottling operations, the Company indirectly owns 12,345,347 shares, or approximately 17% of the outstanding capital stock of BAESA as of June 30, 1997, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA. On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On July 29, 1997, BAESA announced an agreement in principle to enter into a long-term financial restructuring plan with its major debt holders in Argentina. Under the terms of the restructuring, BAESA's unsecured lenders in Argentina would exchange debt for at least 98% of the equity in BAESA. BAESA's existing shareholders would retain up to 2% of the equity and the right to purchase additional equity pursuant to a rights offering, which would allow the stockholders to retain their proportionate ownership. Additionally, the current stockholders would be able to sell the rights if a market develops for them. The Company is studying its options in regards to BAESA's restructuring. Additionally, the Company is liquidating Argentine Bottling Associates, a partnership through which the Company holds its interest in BAESA. This liquidation will result in the Company holding its BAESA shares directly, and will eliminate the accounting requirement to report on an equity basis the results of operations of BAESA in the future.

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

THE COMPANY

      GENERAL

      The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                         FISCAL YEAR                   NINE MONTHS INTERIM   THREE MONTHS INTERIM
                                             -----------------------------------       -------------------   ---------------------

                                             1994           1995           1996        1996        1997        1996       1997
                                             ----           ----           ----        ----        ----        ----       ----
Net Sales                                   100.0%         100.0%         100.0%      100.0%      100.0%     100.0%      100.0%
Cost of Sales                                 58.2          59.4           72.8        69.5        69.2       80.9        67.7
Gross Profit                                  41.8          40.6           27.2        30.5        30.8       19.1        32.3
Selling and Marketing Expenses                29.3          26.6           41.3        40.8        30.7       47.2        26.6
Administrative Expenses                       10.1           5.5            9.3         8.8         8.9       14.6         1.2
Settlement of Litigation                         -             -              -           -        18.1          -        50.3
Intangibles and Fixed Asset                    2.8             -              -           -           -          -
Write-offs
Restructuring Charges                            -             -            2.6         3.7          .7       11.9           -
Income (Loss) from Operations                  (.4)          8.5          (26.1)      (22.7)      (27.7)     (54.6)      (45.8)
                                             ======         =====          =====       ====        =====     =====        =====



      1997 NINE MONTH INTERIM PERIOD COMPARED TO 1996 NINE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company decreased $6.3 million, or 8.0%, for the 1997 nine month interim period from the 1996 nine month interim period to $72.8 million. This decrease was primarily the result of the significant increase in discounts provided to customers, reflecting increased competitive activity, and was partially offset by a 2.9% increase in unit sales volume in the 1997 nine month interim period as compared to the 1996 nine month interim period. The average net sales price on an eight ounce equivalent basis decreased during the 1997 nine month interim period by approximately 10.6% as compared to the 1996 nine month interim period.

      COST OF SALES. Cost of sales for the Company decreased $4.6 million, or 8.3% for the 1997 nine month interim period as compared to the 1996 nine month interim period to $50.4 million. This decrease was primarily the result of lower raw material costs partially offset the 2.9% increase in sales volume and by higher depreciation costs for the new manufacturing facility in the 1997 nine month interim period as compared to the 1996 nine month interim period.

      GROSS PROFIT. Gross profit for the Company decreased by $1.7 million to $22.4 million in the 1997 nine month interim period from $24.1 million in the 1996 nine month interim period. As a percentage of net sales, gross profit increased to 30.8% in the 1997 nine month interim period from 30.5% in the 1996 nine month interim period. The decrease in gross profit was primarily due to higher discounts provided to customers, the lower average net sales price, and increased depreciation on the new manufacturing facility, which were partially offset by the volume increase of 2.9% and lower raw material costs.

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

      Selling and marketing expenses for the Company decreased $9.9 million, or 30.7%, to $22.4 million for the 1997 nine month interim period as compared to the 1996 nine month interim period. This decrease was primarily due to a reduction in marketing spending of $6.9 million, reductions in labor costs of $1.2 million, a decrease in repair and maintenance costs of $1.4 million and a reduction in insurance costs of $.4 million in the 1997 nine month interim period as compared to the 1996 nine month interim period. As a percentage of net sales, selling and marketing expenses decreased to 30.7% during the 1997 nine month interim period from 40.8% in the 1996 nine month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased $.4 million or 6.2% for the 1997 nine month interim period from the 1996 nine month interim period to $6.5 million. This decrease was primarily the result of lower professional fees incurred in the 1997 period, due in part to the anticipated recovery of $1.5 million from the Company's officers and directors liability insurance carrier, compared to the 1996 period. As a percentage of net sales, administrative expenses increased to 8.9% during the 1997 nine month interim period from 8.8% in the 1996 nine month interim period.

      SETTLEMENT OF LITIGATION. The Company's results of operations for the nine months ended June 30, 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B shares being transferred as part of the settlement. Because these shares are to be contributed by the Company's founding shareholders, and because the Company anticipates receiving a $4.0 million recovery from its liability insurance carrier, the net effect on the Company's equity of the settlement transaction is a $1.5 million gain, which can be viewed as a recovery of previously expensed legal cost. There was no similar non-cash expense incurred during the 1996 nine month interim period. For further information regarding the effect on the Company's results of operations of certain transactions relating to the proposed settlement, see note 10 to Notes to Condensed Consolidated Financial Statements.

      RESTRUCTURING CHARGES. The Company's results of operations for the nine months ended June 30, 1997 have been affected by the incurrence of a non-recurring restructuring charge totaling $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. During the 1996 nine month interim period a charge of $2.9 million was recorded. The 1996 charge was recorded in connection with the fixed asset write-down of $1.4 million related to the closing of all bottling operations in the Company's old bottling plant, which is now for sale, and $1.5 million in pension asset write-offs and costs associated with employee termination.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(20.2) million in the 1997 nine month interim period, from $(18.0) million in the 1996 nine month interim period. This decrease is the result of (i) lower net sales, reflecting increased discounts offered to customers offset partially by increased volume of 2.9%, (ii) recognition of a loss contingency due to the proposed settlement of the civil litigation of $15.7 million (the $13.2 million estimated value of 2.5 million Class B Shares plus $2.5 million in cash) offset by insurance recovery of $4.0 million, (iii) legal fees incurred in connection with the civil litigation and investigation of the accounting irregularities, and (iv) the restructuring charges, offset partially by lower raw material costs and reduced levels of marketing spending, and other cost reductions for the 1997 nine month interim period as compared to the 1996 nine month interim period.

      OTHER INCOME/(EXPENSES). Other income/(expenses) decreased to $(.9) million in the 1997 nine month interim period, from $.8 million in the 1996 nine month interim period. This decrease was primarily due to the capitalization of construction period interest during the 1996 nine month interim period for the new manufacturing facility which was occupied during the third quarter of 1996. There was no such capitalization during the 1997 nine month interim period. Interest earnings decreased during the 1997 nine month interim period as a result of lower cash balances available for investment as compared to the 1996 nine month interim period.

      EQUITY IN NET LOSS OF BAESA. Based on information disseminated by BAESA, equity in net loss of BAESA, net of income tax, amounted to $(37.8) million for the 1996 nine month interim period. The Company's equity in the loss reported by BAESA for the fiscal year ended September 30, 1996 was such that it reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA were to be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet. No such profits were realized during the 1997 nine month interim period. In view of the intended liquidation of the affiliated partnerships through which the Company holds its investment in BAESA the Company will no longer be subject to the accounting requirement that it report on an equity basis the results of operations of BAESA.

      NET INCOME/(LOSS). Net income/(loss) during the 1997 nine month interim period was $(20.4) million, compared to $(55.5) million during the 1996 nine month interim period. Net (loss) in the 1997 nine month interim period reflects loss before equity in net earnings (loss) of BAESA of $(20.4) million, as compared to $(17.8) million of loss before equity in net loss of BAESA and equity in net loss of BAESA of $(37.8) million during the 1996 nine month interim period.

1997 THREE MONTH INTERIM PERIOD COMPARED TO 1996 THREE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $1.6 million, or 6.4%, for the 1997 three month interim period from the 1996 three month interim period to $26.2 million. This increase was primarily the result of increased sales volume of 15.3% offset in part by an increase in discounts provided to customers during the 1997 three month interim period as compared to the 1996 three month interim period. The average net sales price per case on an eight ounce equivalent basis decreased during the 1997 three month interim period by approximately 7.7% as compared to the 1996 three month interim period.

      COST OF SALES. Cost of sales for the Company decreased $2.2 million, or 11.0% for the 1997 three month interim period as compared to the 1996 three month interim period to $17.7 million. This decrease was primarily the result of reductions in raw material costs of $3.6 million, reductions in labor costs of $.8 million, and reductions in utility and operating expenses of $.2 million, partially offset by the $2.4 million cost associated with the 15.3% increase in sales volume in the 1997 three month interim period as compared to the 1996 three month interim period.

      GROSS PROFIT. Gross profit for the Company increased by $3.8 million to $8.5 million in the 1997 three month interim period from $4.7 million in the 1996 three month interim period. As a percentage of net sales, gross profit increased to 32.3% in the 1997 three month interim period from 19.1% in the 1996 three month interim period. The increase was due to the 15.3% sales volume increase, offset in part, by the lower average net sales price, which resulted in a net revenue increase of $1.6 million, coupled with the reduction in cost of sales of $2.2 million which was due to lower raw material costs, lower labor and other expenses, offset by the cost of the additional sales volume of 15.3%.

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

      Selling and marketing expenses for the Company decreased $4.7 million, or 40.1%, to $7.0 million for the 1997 three month interim period as compared to the 1996 three month interim period. This decrease was primarily due to reductions in marketing spending of $2.5 million coupled with reductions in labor costs of $1.2 million, and reductions in insurance, fleet, and other costs of $1.0 million in the 1997 three month interim period as compared to the 1996 three month interim period. As a percentage of net sales, selling and marketing expenses decreased to 26.6% during the 1997 three month interim period from 47.2% in the 1996 three month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased $3.3 million or 90.5% for the 1997 three month interim period from the 1996 three month interim period to $.3 million. This decrease was primarily the result of recording the anticipated reimbursement of a portion of the cost of legal services associated with certain civil litigation and the investigation of the accounting irregularities by insurance proceeds of $1.5 million. As a percentage of net sales, administrative expenses decreased to 1.2% during the 1997 three month interim period from 14.6% in the 1996 three month interim period.

      SETTLEMENT OF LITIGATION. The Company's results of operations for the three months ended June 30, 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B shares being transferred as part of the settlement. Because these shares are to be contributed by the Company's founding shareholders, and because the Company anticipates receiving a $4.0 million recovery from its liability insurance carrier, the net effect on the Company's equity of the settlement transactions is a $1.5 million gain, which can be viewed as a recovery of previously expensed legal cost. For further information regarding the effect on the Company's operations of certain transactions relating to the proposed settlement, see note 10 to Notes to Condensed Consolidated Financial Statements.

      RESTRUCTURING CHARGES. There were no restructuring charges recorded during the three month interim period ended June 30, 1996. For the three month interim period ended June 30, 1996 the Company recorded restructuring charges of $2.9 million. These charges were comprised of the fixed asset write-down related to the closing of all bottling operations at the old manufacturing facility of $1.4 million, and $1.5 million in pension asset write-offs and costs associated with employee termination.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to $(12.0) million in the 1997 three month interim period, from $(13.4) million in the 1996 three month interim period. This decrease is the result of higher net sales, lower cost of sales, and lower selling and marketing expenses, offset by the contingency loss recorded in connection with the settlement of the civil litigation, net of the proceeds from the anticipated insurance settlement.

      OTHER INCOME/(EXPENSES). Other income/(expenses) were $(0.4) million in the 1997 three month interim period, as compared to $(0.4) million in the 1996 three month interim period.

      EQUITY IN NET LOSS OF BAESA. Based on information disseminated by BAESA, equity in net loss of BAESA, net of income tax, amounted to $(32.1) million for the 1996 three month interim period. The Company's equity in the loss reported by BAESA for the fiscal year ended September 30, 1996 was such that it reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA were to be reported by the Company until BAESA reports profits sufficient to produce a positive investment in BAESA on the Company's balance sheet. No such profits were realized during the 1997 three month interim period. In view of the intended liquidation of the affiliated partnerships through which the Company holds its investment in BAESA, the Company will no longer be subject to the accounting requirement that it report on an equity basis the results of operations of BAESA.

      NET INCOME/(LOSS). Net income/(loss) during the 1997 three month interim period was $(11.6) million, compared to $(45.9) million during the 1996 three month interim period. Net (loss) in the 1997 three month interim period reflects loss before equity in net earnings (loss) of BAESA of $(11.6) million, as compared to $(13.8) million of loss before equity in net earnings (loss) in BAESA and equity in net earnings (loss) of BAESA of $(32.1) million during the 1996 three month interim period.

LIQUIDITY AND CAPITAL RESOURCES

      At  June  30,  1997,  the  Company  had  $19.2  million  of cash and cash
equivalents,   and   indebtedness  for  borrowed  money,  including  short-term borrowings and capital lease obligations, of $31.6 million.

      The Company has announced that its current priority is to restore profitability with respect to its Puerto Rican operations. In that connection, the Company has made a decision to set aside its expansion plans temporarily. Also, as of June 30, 1997, the Company has used approximately $25.6 million, net of interest earnings, of the cash set aside from its September 1995 initial public offering to support these efforts through the repayment of indebtedness, by additions to the Company's working capital, which has been and continues to be affected as a result of the Company's net operating losses, and to cover a portion of the cost of the offering. In addition, on April 8, 1997 the Company completed the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets.

      Net cash provided by (used in) operating activities for the Company for the 1997 nine month interim period was $(8.6) million compared to $(5.6) million during the 1996 nine month interim period. This change was mainly the result of the net cash loss after depreciation and amortization, loss on contingency and other adjustments and equity in net loss of BAESA of $(2.5) million and changes in assets and liabilities of $(6.1) million during the 1997 nine month interim period, as compared to $(12.7) million and $7.1 million, respectively, for the 1996 nine month interim period. As of June 30, 1997, the Company had $60.7 million in net operating loss carryforwards available to offset future Puerto Rican income taxes and $42.6 million in net operating loss carryforwards available to offset future U.S. taxable income.

      Net cash provided by (used in) investing activities for the Company was $10.1 million for the 1997 nine month interim period, as compared to $(16.4) million during the 1996 interim period. Purchases of property, plant and equipment, net, amounted to $(2.8) million during the 1997 nine month interim period as compared to $(19.3) million during the 1996 nine month interim period. The 1996 nine month interim period included significant expenditures incurred in constructing the new manufacturing facility in Toa Baja. Proceeds from short-term investments provided $12.9 million during the 1997 nine month interim period as compared to zero for the 1996 nine month interim period. Dividends received from BAESA during the 1997 interim period were zero as compared to $2.8 million during the 1996 interim period. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the Company is unable to predict whether or when BAESA will pay any future dividends.

      Cash flows provided by (used in) financing activities for the Company during the 1997 nine month interim period were $(1.1) million compared to $23.7 million during the 1996 nine month interim period. The significant financing activities of the Company during the 1997 interim period were the net repayment of debt. The significant financing activities during the 1996 interim period were the net borrowing of $29.0 million and the payment of dividends of $(5.3) million. In the future, the payment of dividends will be in part dependent on the receipt of dividends from BAESA, and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and the consent of Banco Popular. The Company does not expect to pay any dividends on its common stock for the foreseeable future.

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provided for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company could borrow under revolving loans. As of March 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $5.3 million and non-revolving loans in an aggregate principal amount of $15.0 million. On April 8, 1997, the Company entered into a Second Restated Credit Agreement with Banco Popular, the holder of this debt. The effect of this new agreement was to restructure the existing debt into two portions, a long term loan of $25.0 million and a short term revolving credit facility of $5.0 million. Both portions bear interest at 2.5% over LIBOR.

      The weighted average interest rate on such borrowings was 7.9% during the first nine months of the fiscal year 1997. Beginning on May 1, 1997, the Company is required to make monthly payments of principal in the amount of $.83 million with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (April 1, 2007) when a $11.8 million balloon payment is due. The Company may prepay either of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

      Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of Total Liabilities to Tangible Net Worth (as defined in the Second Restated Credit Agreement) of not more than 1.60 to 1 for fiscal year 1997 and 1.50 to 1 for each fiscal year thereafter during the term of the Second Restated Credit Agreement; (ii) a ratio of Operating Cash Flow to Total Debt Service (as defined in the Second Restated Credit Agreement) of 1.00 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; (iii) a minimum Tangible Net Worth of $37 million on September 30, 1997 and of $39.5 million, $42 million, $44.5 million, and $47 million, respectively, by September 30, 1998, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, a portion of excess cash flow (as defined in the Second Restated Credit Agreement), and a portion of net proceeds associated with any sale of Class A shares, require early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of the loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular under the Second Restated Credit Agreement.

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

      Capital expenditures for the Company totaled $3.0 million in the 1997 nine month interim period as compared to $20.5 million in the 1996 nine month interim period. During fiscal 1996, the Company constructed a new manufacturing facility at its Toa Baja property and purchased new manufacturing equipment to increase production capacity and capability in the new plant. In the past, the Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the fiscal years 1997 and 1998 may be approximately $4 million in each year.

PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      The information contained in Note 10 to Notes to Condensed Consolidated Financial Statements contained in Part I of this Report is incorporated herein by reference. Except as described in that Note, there were no material developments regarding legal proceedings involving the Company during the nine month period ended June 30, 1997.

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

10.13 Consent of PepsiCo., Inc. to the terms of the Voting Trust Agreement referred to under Exhibit No. 10.12 above. (Incorporated by reference to
      Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1996).
10.14 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to
      Exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.15 Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to Exhibit 2 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.16 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).
10.17 Amendment No. 4 to the Shareholders Agreement (incorporated by reference to the Exhibit 10.13 to the Company's Annual Report on Form 10K/A-1 for the fiscal year ended September 30, 1996).
10.18 Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Distributing Company, Beverage Plastics Company and Banco Popular de Puerto Rico.
10.19 Master Lease Agreement dated April 18, 1997 between General Electric Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling Company.
10.20 Amendment No. 5 to Class A Shareholders Agreement.
10.21 Trust Agreement dated as of May 14, 1997 among certain shareholders of the Company and Rafael Nin, as Trustee (incorporated by reference to Exhibit 1 to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13, 1997).
10.22 Stock Option Agreement dated as of May 14, 1997 among certain grantors, a special committee of the Company's Board of Directors, the Company and Rafael Nin (incorporated by reference to Exhibit No. 2 to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13, 1997).
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURES                      TITLE                   DATE


   /S/ RAFAEL NIN              Chief  Executive Officer    August 14, 1997
   -----------------------
Rafael Nin


   /S/ DAVID L. VIRGINIA       Chief  Financial Officer    August 14, 1997
   -----------------------
David L. Virginia


   /S/ WANDA RIVERA ORTIZ      Chief  Accounting Officer   August 14, 1997
   ------------------------
Wanda Rivera Ortiz