Form 10-K
period 1997-09-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1997-12-31
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[Checked Box]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       or
[Square]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-13914

                     PEPSI-COLA PUERTO RICO RETAILING COMPANY
             (Exact name of Registrant as specified in its Charter)

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

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [Checked Box] Yes [Square] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Square]

     Based upon the closing price of the Class B Common Stock on December 19, 1997, as reported on the New York Stock Exchange Composite Tape (as reported by THE WALL STREET JOURNAL), the aggregate market value of the Registrant's Class B Common Stock held by non-affiliates of the Registrant as of such date was approximately $111,375,000.

     As of December 19, 1997, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the 1997 Proxy Statement of Pepsi-Cola Puerto Rico Bottling Company are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                     ---------------------------------------
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED SEPTEMBER 30, 1997



ITEM NO.                                                                PAGE NO.
--------                                                                --------

PART I
    Item 1.  BUSINESS......................................................... 2
    Item 2.  PROPERTIES.......................................................14
    Item 3.  LEGAL PROCEEDINGS................................................14
    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............14

PART II
    Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................15
    Item 6.  SELECTED FINANCIAL DATA..........................................16
    Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................19
    Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................26
    Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................48

PART III
    Item 10. DIRECTORS AND EXECUTIVE OFFICERS.................................49
    Item 11. EXECUTIVE COMPENSATION...........................................49
    Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................49
    Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................49

PART IV
    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K..............................................................50
             SIGNATURES.......................................................53

                                     PART I

ITEM 1.


     BUSINESS

General

     Pepsi-Cola Puerto Rico Bottling Company (the "Company") is a holding company which, through its manufacturing and distribution subsidiaries, produces, sells and distributes a variety of soft drink and fruit juice products, isotonics and bottled water in the Commonwealth of Puerto Rico ("Puerto Rico"), pursuant to exclusive franchise arrangements with PepsiCo, Inc. ("PepsiCo") and other franchise arrangements. The Company also has rights to sell PepsiCo products to distributors in the U.S. Virgin Islands. The Company produces, sells and distributes soft drink products under the Pepsi-Cola, Diet Pepsi, Pepsi Free, Slice, Wonder Kola, On-Tap, Teem and Mountain Dew trademarks pursuant to exclusive franchise arrangements with PepsiCo. The Company produces (through an arrangement with a co-packer), sells and distributes isotonics under the All Sport trademark pursuant to an exclusive franchise arrangement with PepsiCo. In addition, the Company produces, sells and distributes tonic water, club soda and ginger ale under the Seagram trademark under an exclusive arrangement with Joseph E. Seagram & Sons, Inc. ("Seagram") and sells and distributes fruit juice products under the Welch's trademark and distributes bottled water under its own Cristalia trademark.

     The Company was incorporated and acquired the franchise rights to produce, sell and distribute PepsiCo soft drink products in Puerto Rico in 1987. In 1989, the Company became one of the founding shareholders of Buenos Aires Embotelladora S.A. ("BAESA"), which was incorporated and commenced operations in the Buenos Aires metropolitan area in that year.

     A subsidiary of the Company manufactures and sells plastic bottles and "preforms" (small molded plastic units which are expanded with air to produce plastic bottles).

     For its fiscal year ended September 30, 1997, the Company had a loss from operations of ($21.4) million (including ($13.2) million related to the settlement of civil litigation), compared to ($26.8) million during fiscal 1996. This loss from the Company's operations resulted primarily from intense competitive pressures in Puerto Rico which produced net lower sales prices reflecting increased discounts offered to customers, and cost (including legal fees) associated with the settlement of certain shareholder class action lawsuits against the Company and some of its directors and the ongoing investigation by the Securities and Exchange Commission (the "SEC") of the circumstances surrounding certain accounting irregularities which precipitated the shareholder lawsuits.

     This annual report on Form 10-K contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this report refer to the ability of the Company to implement pricing initiatives in a manner that improves the pricing environment in the marketplace, its ability to generate cost savings through the consolidation of existing operations, its ability to pay dividends, its expected future capital expenditures and the ability to achieve its goal of restoring the profitability of its Puerto Rico bottling operations as a result of these pricing initiatives and cost savings. These forward looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially impact actual performance. The Company's future performance also involves a number of risks and uncertainties. Among the factors that can cause actual performance to differ materially are: continued competitive pressures with respect to pricing in the Puerto Rican market notwithstanding the implementation of the pricing initiatives, the inability to achieve cost savings due to unexpected developments at the Company's new plant and other factors, changed plans regarding capital expenditures, adverse developments with respect to economic, climatic and political conditions in Puerto Rico, and the impact of such conditions on consumer spending.

PRINCIPAL MARKET

     The principal market for the Company's products is Puerto Rico, a commonwealth of the United States with a population of approximately 3.7 million inhabitants.

     Currently, approximately 35% of the population of Puerto Rico is under the age of 18 and 45% of the population is under the age of 25 which the Company believes is significant because young people are major consumers of soft drinks.

     Although the Company has rights to sell PepsiCo products to distributors in the U.S. Virgin Islands, it is not required to do so under its franchise agreements with PepsiCo. During the fiscal year ended September 30, 1997, less than 1% of the Company's sales by volume were to distributors in the U.S. Virgin Islands.


THE BERVERAGE INDUSTRY IN PUERTO RICO

     CONSUMPTION AND MARKET TRENDS

     The Puerto Rican soft drink market is characterized by relatively low per capita consumption as compared to the United States. In addition, the imposition of the Carbonated Beverage Tax (in effect from 1991 to 1993) had a material adverse effect on per capita consumption of soft drinks in the years in which it was in effect. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Overview --Carbonated Beverage Tax." Consumption levels have generally increased since the replacement of the Carbonated Beverage Tax in January 1994 but remain low compared to consumption levels in the United States. In 1995, the annual per capita consumption of soft drink products in Puerto Rico was approximately 410 eight-ounce servings, as compared with approximately 816 eight-ounce servings in the United States. Based on information from Asesores (as defined below), the soft drink market grew approximately 12.8% in the 12 month period ended August 31, 1997.

     MARKET SHARE AND SALES DATA

     This subsection contains information regarding the Puerto Rican soft drink industry and the Company's market share thereof. Certain information regarding the Puerto Rican soft drink take-home market segment (retail sales to customers) has been obtained or derived from data published by Asesores, Inc. ("Asesores"), an independent research company. Asesores publishes bimonthly estimates of beverage consumption in the soft drink take-home market segment based on information obtained through weekly surveys of the consumption patterns of panels of individual consumers throughout Puerto Rico. The data for the surveys are collected in two ways: product presence is verified through an inventory "pantry check;" and information on purchases during the prior week is collected utilizing personal interviews. For each product category, the recorded information includes in-home presence, brand and type, size, quantity purchased, price and establishment where the product is purchased. The universe of the study is defined as "all family households in Puerto Rico." The sample is stratified and proportional by geographic area, urban and rural zone, socio-economic levels and age group. The consumption and sales information relating to the take-home market segment may not be representative of sales of the Company's products as a whole.

     The Company plans to report market share data obtained from A.C. Nielsen, an independent research company. The Company believes that the methodology used by A.C. Nielsen to derive market share data represents a more recognized measurement system, and is consistent with that generally used in the United States to derive market share data for the soft drink bottling business. The A.C. Nielsen service has only recently been made available for use in Puerto Rico. The data collection for this service began approximately three years ago. A.C. Nielsen market share data is presented for comparison purposes in this report.

     As used throughout this Form, the term "soft drink" refers generally to carbonated, nonalcoholic beverages. Soft drink products can be classified as colas or other flavored soft drinks. References to the term "case" throughout this report refer to 192 ounces of finished beverage product (24 eight-ounce servings).

     SOFT DRINK PRODUCTS

     The following table shows the estimated total sales volume of the soft drink industry in Puerto Rico as well as the Company's total soft drink sales volume.

     The cola and flavored soft drinks segments represented approximately 52.8% and 13.6%, respectively, of the soft drink market in Puerto Rico in fiscal year 1997. The following chart shows the Company's case sales volume of cola soft drinks for the periods indicated:

                                                            COMPANY COLA
                                                                VOLUME
         CALENDAR YEAR                                 (IN MILLIONS OF CASES)(1)
         -------------                                 -------------------------

         1990.........................................           21.4
         1991.........................................           22.5
         1992.........................................           21.6
         1993.........................................           21.9
         1994.........................................           24.8
         1995 *.......................................           24.9
         1996 *.......................................           25.9
         1997 *.......................................           27.4
         ----------
         (1) SOURCE: Asesores
         * Represents cola sales volume for the twelve month period ended on September 30 of the respective years.

     Sales of cola and flavored soft drinks represented approximately 82.0% and 6.8%, respectively, of the Company's total soft drink sales volume in the fiscal year 1997. Sales of cola and flavored soft drinks represented approximately 85.4% and 7.1%, respectively, of the Company's total net sales in fiscal year 1997.

     The following chart reflects the Company's share of the soft drink and cola take-home market segments in Puerto Rico for the periods indicated:


                                      COMPANY SHARE OF         COMPANY SHARE OF
                                    SOFT DRINK TAKE-HOME        COLA TAKE-HOME
CALENDAR YEAR                         MARKET SEGMENT(1)        MARKET SEGMENT(1)
-------------                         -----------------       -----------------

1990 ...............................        47.3%                  58.7%
1991................................        47.8                   60.7
1992................................        53.1                   61.4
1993................................        49.1                   59.5
1994................................        49.3                   56.7
1995 *..............................        49.4                   56.5
1996 *..............................        47.3                   54.2
1997 *..............................        42.6                   47.8
----------
(1)  SOURCE:  Asesores
* For these years, the data given in the table is for the twelve month period ended on August 31.

     In fiscal year 1997, approximately 80% of the Company's net sales of cola soft drinks was to supermarkets, grocery stores, cash and carry wholesalers and similar businesses in the take-home segment of the market, and approximately 20% was to restaurants and soda fountains and other distribution channels in the non-take-home market segment.

     Other Products

     The Company's total sales volume of non-carbonated beverages, including water, fruit juices, iced teas and isotonics, was 3.7 million cases, representing approximately 11.7% and 11.2% of the Company's total sales volume, and approximately 8.1% and 7.5% of the Company's total net sales, in fiscal year 1996 and fiscal year 1997, respectively. The Company estimates that the industry sales volume of such beverages in Puerto Rico was 34 million cases in fiscal year 1997.

Business Strategy

     The Company's current business strategy is to restore the profitability of its Puerto Rican bottling operations. The Company intends to pursue this strategy through the implementation of new pricing initiatives designed to address the current intense price competition in the soft drink market in Puerto Rico, the realization of efficiencies and cost savings through the consolidation of its existing operations in its new bottling facility during fiscal year 1997, and the implementation of further cost cutting measures. There can be no assurance, however, that the Company will be successful in achieving its goal of restoring the profitability of its Puerto Rican bottling operations.

     The Company completed, during the fiscal year 1996, the construction of the Toa Baja plant and the consolidation of its operations in this facility during 1997. The Toa Baja plant has 3 bottling lines and increased the Company's annual production capacity by 60% (at comparable utilization rates) to approximately 44 million cases per year. The Company commenced operations at the Toa Baja plant in the third fiscal quarter of 1996 and has closed the Rio Piedras plant which is currently for sale. The plastics production facility moved to Toa Baja in the first quarter of fiscal year 1997. Several facilities leased by the Company in the San Juan area and elsewhere in Puerto Rico were closed as a result of the completion and consolidation of operations in the Toa Baja plant. The Company has realized significant savings through its move to the new Toa Baja facility.

     The Company is also expanding its bottled water distribution by introducing new package formats in twenty-ounce and two liter sizes.

FRANCHISE ARRANGEMENTS

     PEPSICO PRODUCTS

     The Company has entered into a master franchise commitment letter (the "Franchise Commitment Letter") with PepsiCo with respect to the sale of PepsiCo soft drink products in Puerto Rico. The Company has also entered into exclusive bottling appointment agreements (each an "Exclusive Bottling Appointment" and collectively, with the Franchise Commitment Letter, the Concentrate Price Agreement and the Cooperative Advertising and Marketing Agreement between
PepsiCo (or its affiliates) and the Company, the "Franchise Arrangements") for the relevant trademarks of Pepsi-Cola, Diet Pepsi, Pepsi Free, Diet Pepsi Free, Lemon-Lime Slice, Diet Lemon-Lime Slice, Mandarin Orange Slice, Diet Mandarin Orange Slice, Teem, Diet Teem, Mirinda, On-Tap, Wonder Kola, Mountain Dew and All Sport. The Franchise Arrangements grant the Company exclusive rights to produce, bottle, sell and distribute PepsiCo soft drink products in Puerto Rico. The Franchise Arrangements also authorize the Company to supply canned beverages to the U.S. Virgin Islands, provided that it remains competitive in price, quality and quantity. The Company has the right of first refusal to purchase distribution rights for PepsiCo products in the U.S. Virgin Islands when such rights become available. If the Company wishes to bottle, sell or distribute any flavored soft drink or other carbonated beverage other than the products covered by the Exclusive Bottling Appointments, PepsiCo has the right of first refusal to provide the Company with concentrate for any such soft drink or to supply the Company with such other carbonated beverage at prevailing market prices. The
Franchise Commitment Letter runs concurrently with the Exclusive Bottling Appointments and will terminate in the event of the termination or expiration of the Exclusive Bottling Appointments. All of the Franchise Arrangements have the provisions described below.

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

     The Franchise Commitment Letter requires the Company to attain certain minimum market share and distribution (in terms of sales volume) levels of the cola market and flavored soft drink and minimum levels of capital expenditures. The Exclusive Bottling Appointments require the Company to maintain the share, distribution and expenditure targets for the PepsiCo soft drink products set forth in the Franchise Commitment Letter. The flavored soft drink market share level requirements and the capital expenditure requirements only apply through 1992 and 1991, respectively. The Company is required to, at all times, maintain
(i) a minimum market share of 56.7% in the cola market as measured by the rolling average of the last six consumer consumption surveys (each covering two months) conducted by Asesores, and (ii) an annual growth rate of sales volume for bottles, cans and post-mix of soft drinks in excess of the soft drink industry annual average growth rate for bottles and cans in Puerto Rico, as measured by Asesores. The Company has not during the past fiscal year met certain market share and distribution requirements contained in the Franchise Commitment Letter. Based on the market data provided by Asesores for the six consumer surveys in the period ended August 31, 1997, the Company's market share for cola soft drinks was 49.5%. The Company's annual sales growth rate for soft drinks for the twelve month period ended August 31, 1997 was approximately 4.7% as compared to the industry average annual growth rate of approximately 12.8% for the same period, as measured by Asesores. The Company has not received any notice from PepsiCo regarding any violations and does not believe that there is any risk to the Company being adversely affected by them. The Company and PepsiCo are working together to address the issue of the Company's failure to meet the market share and distribution requirements contained in the Franchise Commitment Letter. In the event the Company materially fails to achieve such aggregate market share distribution or capital expenditure requirements and such failure continues for a period of 12 months following notice thereof from PepsiCo, then PepsiCo has the right to require the Company to dispose of the bottling business, plant and operating assets to a purchaser satisfactory to PepsiCo, or, if such purchaser is not found, to terminate the agreement. As required by the Exclusive Bottling Appointments, the Company has also developed a postmix department with the necessary infrastructure to provide effective service to the food service channel of distribution.

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

     The Franchise Arrangements also require the Company to display all advertising and promotional materials furnished by PepsiCo or its affiliates and to incur mutually agreed upon marketing, advertising and sales promotion expenditures. See "-- Marketing."

     The Franchise Arrangements require the Company to not exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to 10.

     The Exclusive Bottling Appointments have ten-year terms expiring on November 5, 2003. Each of the Exclusive Bottling Appointments will automatically be extended for an additional five-year term expiring on November 5, 2008, provided the Company is not in breach of any provisions of the Franchise Arrangements. Thereafter, each agreement is automatically renewed for additional five-year terms unless either party gives written notice of its intention not to renew the agreement at least 18 months prior to the date of expiration of the term. PepsiCo may terminate the Franchise Arrangements if the Company fails to comply in any material respect with the terms and conditions of the Franchise Arrangements, subject to a right to cure in certain instances. In addition, PepsiCo may terminate the Franchise Arrangements if there is a change of effective control of the Company without PepsiCo's prior written consent. For purposes of the Franchise Arrangements, a change of effective control of the Company shall be deemed to have occurred if the Essential Shareholders (as defined below), directly or indirectly, cease to own or have the power to vote in the aggregate at least a majority of the voting stock of the Company. The "Essential Shareholders" are the members of the Charles H. Beach Voting Trust and the Michael J. Gerrits Voting Trust (together, the "Essential Shareholders") controlled by Charles H. Beach and Michael J. Gerrits, respectively. The Essential Shareholders are thus required under the terms of the Franchise Arrangements to retain voting control of the Company. See "Security Ownership" in the Company's Proxy Statement for 1997 incorporated herein by reference.

     In September 1996, in connection with his continued service as President and Chief Executive Officer, Mr. Rafael Nin, requested and was granted by the Essential Shareholders and certain other shareholders, a ten-year voting trust (the "Voting Trust") which entitles him to vote, but not own, 5,000,000 Class A Shares representing a controlling interest in the Company. In connection with the execution of the Voting Trust agreement, PepsiCo consented to the change of effective control of the Company from the Essential Shareholders to Mr. Nin, acting as voting trustee (the "Trustee"). The initial term of the Voting Trust is five years and is automatically renewed for an additional five-year period unless either PepsiCo or the Trustee notifies the other party of non-renewal at least six months prior to the end of the initial five-year term, provided that PepsiCo may not unreasonably withhold its consent to the additional five-year period. Under the terms of the Voting Trust, Mr. Nin is entitled to resign as Trustee at any time, which results in a termination of the Voting Trust. If the Voting Trust is terminated because of the resignation or death of the Trustee, PepsiCo has the right for a period of ninety days after such resignation or death to appoint a new Trustee to replace Mr. Nin for the remaining term of the Voting Trust, subject to the approval of the beneficial owners of a majority of the Class A Shares. Upon the termination of the Voting Trust at the expiration of its term, the Class A Shares held in the Voting Trust will be returned to the Essential Shareholders and the terms of the Franchise Arrangements applicable to the Essential Shareholders will again become effective.

     In connection with the Voting Trust, Mr. Nin was granted a two-year option, expiring in September 1998 at $1 per share, on the Class A Shares held in the Voting Trust, to be exercised for the exclusive benefit of the Company.

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

     The Company has a sales and distribution agreement with Welch Foods Inc. ("Welch's") for the rights to sell and distribute non-carbonated fruit juice beverages under the Welch's trademark in Puerto Rico. The Company must purchase the product from certain authorized sellers and may not manufacture, sell or distribute certain specified brand names which compete with Welch's products. The Company is actively negotiating the renewal of this distribution agreement.

     FRANCHISE PROTECTION

     The Company's Franchise Arrangements with PepsiCo are subject to Act No. 75 of June 24, 1964 of Puerto Rico, as amended ("Act 75"), which provides that a company that grants distribution rights to a distributor in Puerto Rico may not unilaterally terminate, perform any act detrimental to or refuse to renew its agreement with the distributor without just cause, and would be required to pay damages to the distributor as specified in Act 75 in the event of a termination, impairment or non-renewal without just cause, which are specific acts set forth in Act 75 which are attributable to the distribution. Act 75 does not protect a distributor in the event of a breach by such distributor.

PROPRIETARY TRADEMARKS

     The Company produces, sells and distributes bottled water under its own Cristalia trademark in one-gallon and five-gallon containers. The Company's sales of Cristalia bottled water totaled $4.9 million in fiscal year 1997 and accounted for 4.9% of the Company's net sales and 9.4% of sales volume for the fiscal year 1997.

PRODUCTION

     Soft drinks are produced by mixing water, concentrate and sweetener and injecting carbon dioxide gas into the mixture to produce carbonation immediately prior to bottling. Prior to mixing, the water is processed to eliminate mineral salts, chlorinated and then passed through purification tanks containing sand filters, to eliminate remaining impurities, and carbon filters, to eliminate chlorine taste, copper and odors. The purified water is then combined with processed sugar and concentrate. Following carbonation the mixture is bottled in prewashed bottles or aluminum cans. The Company maintains a laboratory area at its production facility, where raw materials are tested and samples of soft drink products are analyzed to ensure quality control.

     The raw materials used by the Company in the production of soft drinks include concentrate, syrup, water, sugar or high factor corn syrup, carbon dioxide gas, glass and plastic bottles, aluminum cans and other packaging material. The Company is obligated under the terms of the Franchise Arrangements to obtain concentrate for the production of soft drink products from PepsiCo or its affiliates. The Company obtains water from publicly available supplies (such as municipal water systems) and from its own drilled wells. The Company obtains all of its sweetener requirements from a number of independent suppliers and distributors located in the United States and Puerto Rico. The Company does not directly purchase low calorie sweetener for use in diet soft drinks because these sweeteners are already contained in the diet soft drink concentrates purchased by the Company. The Company purchases its supplies of carbon dioxide gas from a number of independent suppliers in Puerto Rico and elsewhere. The Company purchases plastic bottles used in the bottling process principally from its plastics operation and from other independent suppliers as needed. The Company also manufactures preforms which are utilized in the bottle manufacturing process. Preforms were also sold to BAESA during the first fiscal quarter of 1996. All bottles used in the bottling process of Cristalia products are purchased by the Company from a number of independent suppliers. The Company purchases its aluminum can requirements from Crown Cork & Seal.

     None of the raw materials or supplies used by the Company is currently in short supply, although the available supply of certain materials could be adversely affected in the future due to reasons outside the Company's control.

     The following table sets forth the principal raw materials utilized in the soft drink production process and the approximate percentage of the Company's total cost in fiscal year 1997 represented by each of them.


                                                             PERCENTAAGE OF
                                                              FISCAL YEAR
      RAW MATERIAL                                              1997 COST
      ------------                                            -----------

       Packaging..............................................    41.5
       Concentrate............................................    36.8
       Sugar/fructose.........................................    15.2
       Carbon dioxide gas.....................................     1.4
       Other..................................................     5.1
                                                                ------
                 Total........................................  100.0%
                                                                ======

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

     The Company moved its manufacturing operations from Rio Piedras to Toa Baja during the third quarter of fiscal year 1996. The following chart shows the approximate effective production capacity, number of shifts and bottling lines, and average fiscal year 1997 capacity utilization for the Toa Baja plant:



                              APPROXIMATE EFFECTIVE        NUMBER OF            AVERAGE 1997
     PLANT                    PRODUCTION CAPACITY(1)     BOTTLING LINES     CAPACITY UTILIZATION(2)
     -----                    ----------------------     --------------     -----------------------

     Toa Baja................    44,347 (2 shifts)            3                     68%

----------
(1) Approximate effective production capacity is expressed in thousands of cases per year, assuming the number of shifts indicated. Effective production capacity is a plant's theoretical installed capacity, adjusted for seasonal variations in demand as well as regular maintenance and repair.
(2) Actual production in fiscal year 1997 expressed as a percentage of approximate effective production capacity.

     The Company produced all of its products during fiscal year 1997 in its soft drink plant in Toa Baja and in its water plant in Ponce (the "Water
Plant"). The remaining volume is purchased from outside sources. The Toa Baja plant is located approximately 15 miles west of San Juan and the Water Plant is located on the southern portion of the island of Puerto Rico. The Rio Piedras plant has been cleared of all producing equipment and is currently on the market for sale.

DISTRIBUTION

     Once the bottling process is complete, the Company packages its soft drink products in cases, tanks and boxes for distribution throughout its franchise territory. The Company uses three primary methods of distribution for its soft drink products: conventional routes, bulk presell and route presell delivery. In the conventional route form of distribution, a truck owned or leased by the Company is loaded with the Company's beverage products and visits each of the Company's customers along an assigned distribution route. The customer places orders and accepts delivery of the amount of the Company's products needed at that time. The drivers and sales persons which deliver the Company's products along the conventional route system are employees of the Company in Puerto Rico. The conventional route form of distribution is the main form of distribution currently used by the Company in Puerto Rico.

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

     The Company intends to emphasize the "route presell" method of distribution for its conventional routes where feasible to capitalize on its planned introduction of new products and packaging formats. Under the route presell method, employees of the Company visit customers assigned to their route and take orders which are processed at the end of the day. The ordered products are then delivered the next day by the Company's employees in Company-owned or leased trucks. The Company believes this method provides better route coverage in densely populated areas and facilitates the distribution of the Company's existing products as well as the introduction of new products.

     As of September 30, 1997, the Company had approximately 135 distribution routes (conventional, bulk and presell) and its transportation fleet consisted of approximately 113 trucks. The Company's products are also distributed to restaurants and soda fountains in post-mix form.

     In addition, the Company has approximately 1,289 "single service" and 1,831 "full service" vending machines throughout Puerto Rico. In the "single service" format, the proprietor of the location of the machine purchases a minimum amount of the Company's products while in the "full service" format, the Company pays a commission to the proprietor and supplies and retains the profit from sales from the machines. The Company is responsible for refurbishing and maintaining the vending machines and there is no charge for installation and maintenance or rental fees for the vending machines. The Company's bottled water is distributed to customers in private homes, businesses and government agencies some of which have coolers installed by the Company. The Company receives a rental payment for each cooler installed by the Company.

     In the fiscal year 1997, approximately 48% of the Company's net sales was to supermarkets and grocery stores, 34% was to "cash and carry's" (small, high-volume wholesalers) and similar businesses, 13% was to restaurants and soda fountains and 5% was through other distribution channels. The Company also distributes its products through vending machines and is in the process of rapidly expanding its placement of vending machines throughout Puerto Rico. The Company's Cristalia brand bottled water is distributed to private homeowners, businesses and government agencies. Most sales to the Company's customers are on a credit basis, with payment due approximately 30 days after delivery. Credit sales and cash sales accounted for approximately 93% and 7%, respectively, of the Company's total sales in the fiscal year 1997.

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

     A primary basis of competition among soft drink bottling companies is sales promotion activities, including television, radio and billboard advertising and point of purchase promotional devices, such as display racks and cases, clocks, neon signs and other merchandise and equipment bearing the Pepsi logo and placed in retail outlets where the Company's products are sold.

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

     During fiscal year 1997, two customers accounted for approximately 20% of the Company's sales. One of these customers, the Pueblo supermarket chain ("Pueblo") in Puerto Rico, accounted for approximately 6.5% of the Company's sales during fiscal year 1997. In July 1997, Pueblo terminated a long-term marketing arrangement with the Company which had been in effect since January 1995, pursuant to which Pepsi-Cola products were given special prominence in Pueblo supermarkets in terms of shelf space and special displays. In connection with the termination of this arrangement with the Company, Pueblo entered into a similar arrangement with the Coca-Cola bottling company in Puerto Rico under which the same prominence was given to Coca-Cola products. As a result of the termination of this arrangement with Pueblo, the Company's sales to Pueblo have declined substantially. Although the Company's sales to Pueblo have been adversely affected by these circumstances, the Company was successful in consummating a new marketing arrangement with another substantial customer resulting in increased sales of the Company's products to that customer which have substantially offset the decline in sales to Pueblo. The second customer which accounted for the balance of the 20% of the Company's sales (referred to above) was Montalvo, a large "cash and carry" (high volume) wholesaler.

     The Company frequently uses promotional campaigns such as concerts and sports events, merchandise giveaways, contests and similar programs to increase sales of its products. These programs are typically heavily advertised and frequently result in increased sales and higher per capita consumption of the Company's products during the time the program is being conducted.

     The Company sells its soft drink and water products in a variety of non-returnable and returnable bottles, both glass and plastic, and in cans, in a variety of sizes. The Company currently sells its products in 15 different packaging formats. The Company continually examines sales data and customer preferences in order to develop a mix of packaging formats which consumers will consider most desirable in order to increase sales and per capita consumption of the Company's products. All the packaging formats utilized by the Company for PepsiCo soft drink products are subject to the approval of PepsiCo.

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

COMPETITION

     The soft drink industry in Puerto Rico is highly competitive. In addition, during fiscal year 1997, the Company faced intense price competition resulting in substantially lower net sale prices. The Company's principal competitors in Puerto Rico are the local bottlers and distributors of Coca-Cola in the cola market and Seven-Up in the flavored soft drink market. The Company's other competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers of smaller private label soft drinks, which private label soft drinks the Company believes have historically represented approximately 5% of total soft drink sales in Puerto Rico. During fiscal year 1996 the Coca-Cola franchise was sold to an investor group headed by a Florida-based businessman and the Seven-Up Company was sold in part to its management group in a leveraged buy-out transaction. These two transactions have resulted in a significant increase in competition in the Puerto Rican soft drink market, increasing the Company's discount expenditures during fiscal year 1997.

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


                                                                   SOFT DRINK TAKE-HOME MARKET SHARE(1)
                                                                   ------------------------------------
   CALENDAR YEAR                                                   PEPSICO PRODUCTS    COCA-COLA PRODUCTS
   -------------                                                  -------------------  ------------------
   1990..........................................................         47.3%               29.7%
   1991..........................................................         47.8                24.5
   1992..........................................................         53.1                28.7
   1993..........................................................         49.1                33.0
   1994..........................................................         49.3                33.0
   1995 (for the twelve-month period ended August 31, 1995)......         49.4                32.3
   1996 (for the twelve-month period ended August 31, 1996)......         47.3                32.6
   1997 (for the twelve-month period ended August 31, 1997)......         42.6                44.1
   ----------
(1)  SOURCE: Asesores


                                                                  SOFT DRINK TAKE-HOME MARKET SHARE(1)
                                                                  ------------------------------------
   CALENDAR YEAR                                                  PEPSICO PRODUCTS    COCA-COLA PRODUCTS
   -------------                                                  ------------------  ------------------
   1995 (for the twelve-month period ended September 30, 1995).....      33.1                28.0
   1996 (for the twelve-month period ended September 30, 1996).....      34.2                30.0
   1997 (for the twelve-month period ended September 30, 1997).....      33.0                40.7

   ----------
(1)  SOURCE: A.C. Nielsen

PLASTIC PRODUCTS

     Beverage Plastics Company, a subsidiary of the Company, manufactures and sells non-returnable plastic bottles and preforms. In 1997, the plastic bottles manufactured by that subsidiary were used entirely in the Company's soft drink production and distribution business, and the preforms were all used in the manufacture of plastic bottles.

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

     ENVIRONMENTAL REGULATION

     The Company has entered into a stipulation, dated September 11, 1990 (the "Stipulation") with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") with respect to the discharge of waste water in excess of pretreatment permit limitations. Pursuant to the terms of the Stipulation, PRASA and the Company agreed on a compliance plan by which the Company would have invested approximately $1.0 million for the construction of a waste water treatment plant in its bottling facilities and would pay an administrative penalty to PRASA. The Company also entered into a settlement with PRASA covering surcharges to be paid by the Company for the discharge of waste water in excess of surcharge limits. Under the terms of the settlement, the Company agreed to pay PRASA the amount of $60,000 in accord and satisfaction for any surcharges which might have been computed and notified on or before June

1, 1991. The settlement provides for surcharges as follows: (a) $48,000 for the period from June 1, 1991 to December 31, 1991; (b) $10,000 per month for the period from January 1, 1992 through and until June 30, 1993; and (C) $12,500 per month for the period from July 1, 1993 through and until the waste treatment facility at the Toa Baja plant is completely built and operational. The settlement also provides for additional surcharges if certain limits are exceeded. The Company received a permit from PRASA to operate its Toa Baja plant until while a PH Equalization Facility is being placed in service and the discharge of waste water is characterized. The Company may, at a later date, either build the PH Equalization Facility or may enter into an agreement with the Commonwealth of Puerto Rico with the respect to the discharge of waste water and the payment of a fee to handle such discharge on a permanent basis. Such decision would be subject to final approval of PRASA and the Commonwealth of Puerto Rico. The characterization process will provide the information needed to obtain a permanent permit. The Company hopes that the results of the characterization of the discharge of waste water will permit it to make use of a municipal waste treatment facility, for which it would pay a monthly fee, and thereby avoid the need to construct a separate waste water treatment plant adjacent to its Toa Baja manufacturing facility. The Company places a high priority on quality control and industrial safety and believes that it is in material compliance with all other applicable regulations. The Company received the Quality Award from PepsiCo in 1993 and 1994. The International Bottled Water Association's Quality Award has been received by the Company's Water Plant for 1994, 1995, 1996 and 1997.

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

EMPLOYEES

     At September 30, 1997, the Company had 568 full-time employees, approximately 63% of which were represented by a labor union. The Company believes that its relationship with its employees and their unions is excellent. The Company has not experienced any strike or work stoppage since the Company was acquired in 1987. Labor relations are generally governed by union agreements entered into from time to time between the Company and its employees. The Company has entered into three such agreements, with its union employees in its manufacturing and distributing subsidiaries, its plastics subsidiary and its bottled water division, respectively. A new agreement relating to the Company's manufacturing and distributing subsidiaries was signed on November 25, 1997 and expires on December 31, 2001. This new agreement provides the Company with a reduction in operating costs as part of its strategy to increase and maintain operating efficiencies. The agreement relating to its plastics subsidiary expired on October 1, 1996. The Company currently is in the process of renegotiating this agreement. The Company's agreement relating to the bottled water division became effective in January 1995 and expires on December 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are elected by the Board of Directors and serve at its discretion. There is no family relationship among any of the officers or directors. The following table sets forth certain information regarding the executive officers of the Company.

Name                          Age     Position                                      Officer Since
----                          ---     --------                                      -------------
Rafael Nin..................   53     President and Chief Executive Officer             1996
C. Leon Timothy.............   62     Senior Vice President -- Investor Relations       1990
A. David Velez..............   43     Vice President --  Chief Operating Officer        1997
Reinaldo Rodriguez..........   52     Vice President --  Human Resources                1996
David Lee Virginia..........   47     Vice President --  Chief Financial Officer        1996
Jose Gonzalez...............   40     Vice President --  Internal Audit                 1996

     The following is a brief description of the business background of each of the executive officers of the Company.

     Rafael Nin has been a Director of the Company since May 1987. He was elected President and Chief Executive Officer in June 1996. He has been a Director of Bestov Foods S.A., a Pizza Hut franchise in Argentina since 1992, and is President and Chief Executive Officer of Kana Development, Inc., a land development company, since 1983.

     C. Leon Timothy has been a Senior Vice President of the Company since February 1990 and a Director of the Company since December 1992. He was a Director of BAESA from April 1990 until July 1996 and a Senior Vice President of BAESA responsible for shareholder relations until July 1996.

     A. David Velez has been a Vice President of the Company in charge of operations since March, 1997. He was the General Manager for BAESA's operations in Rio de Janeiro from October 1995 to February 1997. Prior to that he was the General Manager for PepsiCo's Miami bottling operations.

     Reinaldo Rodriguez has been Vice President of the Company in charge of Human Resources since September 1996 and from 1987 to 1990. He was Vice President in charge of Human Resources for BAESA from 1990 to July 1996, and he was Personnel Director for Pepsi Cola Metropolitan Bottling Company from 1982 to 1987.

     David Lee Virginia has been Vice President of the Company in charge of Finance since September 1996. He was Planning Director for Pepsi Cola Engarrafadora Ltda from 1994 to 1996. He was employed with BAESA in a number of positions including Vice President - Treasurer from 1992 to September 1994 and he was Vice President in charge of Finance for Pepsi Cola Puerto Rico Bottling Co. from 1987 to 1992. Mr. Virginia was also the Vice President of Finance of Speciality Frozen Products LP from January 1993 to August 1993.

     Jose Gonzalez has been a Vice President of the Company in charge of Internal Audit since September 1996. He was previously Audit Manager, since December 1995. He was Controller and Operations Manager for The West Company from 1993 to 1995 and Assistant Controller and Account Manager for Nypro Puerto Rico Inc. from 1989 to 1993. Previous positions include Senior Accountant for Motorola of Puerto Rico and Senior Auditor for Coopers & Lybrand, from 1985 to 1992.

INVESTMENT IN BAESA

     In addition to  conducting  its own bottling  operations,  the Company owns
12,345,348 shares, or approximately 17% of the outstanding capital stock of BAESA as of September 30, 1997, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA. The transfer of operating control from the Company to PepsiCo, which had been scheduled to take place on December 1, 1999 under a Partnership Agreement dated November 1, 1993 between an affiliate of the Company and PCI governing the corporate governance of BAESA (the "Partnership Agreement"), resulted from the decision by Charles Beach (who at the time was the chief executive officer of both the Company and BAESA) pursuant to the terms of the Partnership Agreement, to accelerate the transfer of operating control of BAESA to PepsiCo to July 1, 1996. On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B Shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its pro rata share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. The company withdrew its interest in BAESA Shareholder Associates, and liquidated Argentine Bottling Associates, two partnerships, which previously held the Company's interest in BAESA, during fiscal year 1997. These actions have resulted in the Company holding its BAESA shares directly, and eliminates for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

ITEM 2. PROPERTIES

Properties

     The properties of the Company primarily consist of bottling, warehouse, distribution, plastic production and office facilities, located in Puerto Rico. The Company owns the property previously used as a bottling plant in Rio Piedras and one bottling plant in Toa Baja. Substantially all of the Company's real property, machinery and equipment are pledged pursuant to the terms of a Credit Agreement among the Company and its subsidiaries and Banco Popular de Puerto Rico. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Company -- Liquidity and Capital Resources." The principal offices of the Company are located in Toa Baja. The Company leases two warehouse and distribution facilities in Ponce, Mayaguez and the production facilities for Cristalia bottled water in Ponce. The remainder of the Company's properties is held in fee.

     At September 30, 1997, the net book value of all land, buildings, machinery, and equipment owned by the Company in Puerto Rico was approximately $51.1 million. The total annual rent paid by the Company for the year ended September 30, 1997 for its leased production, distribution and office facilities and equipment in Puerto Rico was approximately $1.7 million.

ITEM 3. LEGAL PROCEEDINGS

     In September 1997, the Company settled eight putative class actions alleging federal securities violations by the Company and various officers and directors of the Company based on accounting irregularities that required the Company to restate certain of its reported financial results and other alleged misstatements and omissions in the Company's disclosure documents. The settlement resulted in the payment of $2.5 million and 2.5 million in previously issued and outstanding shares of Class B Common Stock to the plaintiffs and their attorneys. The 2.5 million Class B Shares were acquired by the Company from a number of the Company's shareholders, including the original organizers of the Company, in connection with the settlement of the litigation. The settlement resulted in the dismissal of all eight actions. In connection with the settlement and their contribution of Class B Shares to the Company for use in the settlement, certain of the Company's directors and the founding shareholders were released by the Company from all possible claims arising out of the circumstances which precipitated the litigation and certain other possible claims. The Company believes that the decision by such shareholders to contribute the 2.5 million Class B Shares was motivated principally by their desire to facilitate the settlement of the litigation and thereby preserve and enhance the value of their remaining investment in the Company. Based on the investigation conducted by the Company and its counsel of the accounting irregularities which precipitated the litigation, the Company is not aware of any factual basis upon which valid and substantial claims could have been made against any of the directors or shareholders who were released from such possible claims. The decision by the Company to release such persons from such possible claims was made in response to requests from such directors and shareholders.

     In addition, the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation in connection with accounting irregularities uncovered during 1996. The staff of the Commission is currently engaged in that investigation and the Company is cooperating fully.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 19, 1997, there were (I) 5,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Shares"), issued and outstanding and held by 29 shareholders of record (although all of these shares are held in a voting trust for which Rafael Nin, the Company's President, acts as voting trustee), and (ii) 16,500,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Shares" and together with the Class A Shares, the "Common Stock"), issued and outstanding and held by 730 registered shareholders of record. The principal market for the Company's Class B Shares is the New York Stock Exchange, Inc. (the "NYSE"). The Class A Shares are not listed for trading on any securities exchange.

     The Company's Class B Shares have been listed for trading on the NYSE since September 20, 1995 under the symbol PPO. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class B Shares on the NYSE as reported in the consolidated transaction reporting system. The closing sale price of the Company's Class B Shares on the NYSE on December 19, 1997, as reported in the consolidated transaction reporting system, was $6.75.


1995                                                                            HIGH             LOW
----                                                                            ----             ---
Fourth Quarter (from September 20)............................................  $14.00          $12.75
1996
----
First Quarter ................................................................  $14.00          $11.00
Second Quarter................................................................  $13.12          $9.00
Third Quarter.................................................................  $10.125         $7.875
Fourth Quarter................................................................  $7.875          $4.50
First Quarter (from October 1, 1996 through December 19, 1996)................  $5.50           $4.25
1997
----
First Quarter ................................................................  $5.50           $3.875
Second Quarter................................................................  $5.00           $4.125
Third Quarter.................................................................  $6.50           $4.250
Fourth Quarter................................................................  $8.0625         $5.875
First Quarter (from October 1, 1997 through December 19, 1997)................  $7.6875         $6.6875


     The Company's Board of Directors from time to time may declare, and the Company may pay, dividends on its outstanding shares of Common Stock in the manner and upon the terms and conditions provided by law. Pursuant to the terms of the Credit Agreement (as defined below), the Company may not pay dividends without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions described above) has occurred or would occur because of the payment of dividends.

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

                                                      DIVIDENDS PAID
          DATE                                           PER SHARE
          ----                                           ---------

          October 1993.............................        $0.28
          April 4, 1994............................        $0.90
          December 14, 1994........................        $0.14
          December 16, 1994........................        $0.11
          December 27, 1995 .......................        $0.24

ITEM 6. SELECTED FINANCIAL DATA

PRESENTATION OF FINANCIAL INFORMATION

     The following tables present summary consolidated financial information of the Company and reflect the results of operations of the Company and its equity interest in the net earnings of BAESA. This data has been derived from the Consolidated Financial Statements of the Company and its subsidiaries and from information provided to the Company by BAESA. The inclusion in this report of such information provided by BAESA is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders. The Consolidated Financial Statements of the Company as of September 30, 1995 and 1996 and for each of the three years ended September 30, 1997 have been audited by KPMG Peat Marwick LLP, independent public accountants. The Consolidated Financial Statements of BAESA as of September 30, 1996 and for each of the two years ended September 30, 1996 have been audited by KPMG Finsterbush Pickenhayn Sibille. Prior to 1992, Puerto Rico Plastics ("PRP") and the Company did not have an equity interest in each other. However, PRP and the Company were entities under common control since they were owned by the same group of shareholders in the identical ownership percentage. During 1992, PRP merged with the Company and, accordingly, the financial results for fiscal year 1992 and thereafter are presented on a consolidated basis.

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

                                                             PEPSI-COLA PUERTO RICO BOTTLING COMPANY

                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------------
                                            1993              1994             1995             1996             1997
                                          ---------        ---------        ---------        ---------        ---------
INCOME STATEMENT DATA:
Net sales .........................       $  98,010        $ 104,048        $ 114,301        $ 102,891        $  99,172
Cost of sales .....................          58,562           60,574           67,846           74,956           68,237
                                          ---------        ---------        ---------        ---------        ---------
   Gross profit ...................          39,448           43,474           46,455           27,935           30,935
Selling and marketing expenses ....          27,432           30,497           30,458           42,456           30,224
Administrative expenses ...........          11,254           10,528            6,262            9,606            8,424
Restructuring Charges .............            --               --               --              2,700              535
Litigation settlement expenses ....            --               --               --               --             13,172
Intangibles and fixed asset
   write-offs .....................            --              2,886             --               --               --
                                          ---------        ---------        ---------        ---------        ---------
    Income (loss) from
        operations ................             762             (437)           9,735          (26,827)         (21,420)
                                          ---------        ---------        ---------        ---------        ---------
Gain on sale by PCPRB of
   Class B BAESA Shares, net ......          22,746           15,924             --               --               --
Gain on early termination of
   supply agreement ...............            --               --               --              2,111             --
Interest expense ..................          (1,457)          (1,237)          (1,215)          (1,523)          (2,644)
Interest income ...................             402              147              207            2,418            1,218
Other income, net .................              32             (332)             391             (256)               1
                                          ---------        ---------        ---------        ---------        ---------
   Total other income
      (expenses) ..................          21,723           14,502             (617)           2,750           (1,425)
                                          ---------        ---------        ---------        ---------        ---------
   Income (loss) before income
      tax benefit (expense)
      and equity in net earnings
      (loss) of BAESA .............          22,485           14,065            9,118          (24,077)         (22,845)
Income tax expense/(benefit) ......            (880)           6,243             (297)          (1,205)          (3,342)
                                          ---------        ---------        ---------        ---------        ---------
Income (loss) before equity
   in net earnings (loss) of BAESA           23,365            7,822            9,415          (22,872)         (19,503)
Equity in net earnings of
   BAESA, net of income taxes .....           9,414            9,753            5,638          (51,458)            --
                                          ---------        ---------        ---------        ---------        ---------
Net income/(loss) .................       $  32,779        $  17,575        $  15,053        $ (74,330)       $ (19,503)
                                          =========        =========        =========        =========        =========
Earnings Per Share(1)
   Income (loss) before equity
      in net earnings of BAESA, net
      of income taxes .............       $    1.30        $    0.43        $    0.52        $   (1.06)       $   (0.91)
   Net Income .....................       $    1.82        $    0.98        $    0.83        $   (3.46)       $   (0.91)
Dividends declared per share
   of Common Stock(1) .............       $    1.34        $    1.18        $    0.27        $    0.24        $    0.00
Weighted average number of
   shares of Common Stock
   outstanding (in thousands) .....          18,000           18,000           18,105           21,500           21,500
----------
(1)  Earnings per share of Common Stock and dividends  declared per share of Common Stock are determined by dividing net income by the weighted average number of common shares outstanding during each period and dividends declared by the number of shares of Common  Stock  outstanding  at the time of dividend  declaration,  respectively.  The number of shares of Common Stock outstanding at the time of dividend declaration was 24,000,000 in 1991 and 1992,  18,000,000 in 1993 and 1994, 18,105,000 in 1995 and 21,500,000 in 1996 and 1997.

                             PEPSI-COLA PUERTO RICO BOTTLING COMPANY

                                                                                         SEPTEMBER 30,
                                                           ------------------------------------------------------------------------
                                                              1993             1994          1995           1996            1997
                                                           -----------     ----------     ----------     ----------       ---------
BALANCE SHEET DATA (AT END OF PERIOD)):
Assets:
   Cash and cash equivalents...........................       $ 7,348        $ 1,347       $ 46,091       $ 18,614        $ 19,447
   Short Term Investment...............................             0              0              0         12,904               0
   Accounts receivable, net............................        13,871         11,881         16,427         14,562          16,897
   Notes receivable....................................           473            --              --            --               --
   Accounts receivable from affiliates and
      intercompany advances............................         9,366          3,729          2,913            --               --
   Inventories.........................................         3,994          5,452          4,542          4,495           3,635
   Deferred Income Taxes...............................           --             --              --            187              97
   Other current assets................................         2,275          1,216          2,516          1,857           1,414
                                                           ----------     ----------     ----------     ----------       ---------
             Total current assets......................        37,327         23,625         72,489         52,619          41,490
   Investment in BAESA.................................        39,892         69,870         74,128            --               --
   Deferred income tax long-term.......................           --             --                          2,076           1,619
   Long-lived assets for sale; principally land
      and building.....................................           --             --             --           3,805           3,805
   Property, plant and equipment, net..................        33,355         32,397         36,445         49,936          47,294
   Notes receivable....................................           --             --             --             --               --
   Intangible assets, net..............................         3,509          2,293          2,163          1,459           1,644
   Other assets........................................         1,067            693            441             86              58
                                                           ----------     ----------     ----------     ----------       ---------
             Total assets..............................     $ 115,150      $ 128,878      $ 185,666      $ 109,981        $ 95,910
                                                           ==========     ==========     ==========     ==========       =========
Liabilities:
   Current installments of long-term debt..............         $ 933        $ 1,549        $ 1,550        $ 1,550         $ 1,007
   Current installments of capital
      lease obligations................................         2,409          2,537          1,204            341             908
   Notes payable to bank...............................            --          4,250          4,600         25,000           5,430
   Accounts payable -- trade...........................         8,472          7,469         12,536         16,619          13,750
   Notes and accounts payable
     -- affiliates.....................................         5,000          2,078          1,181             50              32
   Income taxes payable................................         1,455            229            123            115             199
   Other accrued taxes and expenses....................        12,071          3,678          7,007          8,672           4,830
                                                           ----------     ----------     ----------     ----------       ---------
             Total current liabilities.................        30,340         21,790         28,201         52,347          26,156
   Long-term debt, excluding current installments......         9,595          7,915          6,365          4,813          23,636
   Capital lease obligations, excluding
      current installments.............................         4,999          2,070            848            871             513
   Deferred income taxes, net..........................         7,661         18,273         18,732              0               0
   Other liabilities...................................         2,610          2,899          2,871          2,593           2,213
                                                           ----------     ----------     ----------     ----------       ---------
             Total liabilities.........................        55,205         52,947         57,017         60,624          52,518
                                                           ----------     ----------     ----------     ----------       ---------
Shareholders' equity:
  Class A Shares.......................................            50             50             50             50              50
  Class B Shares.......................................           130            130            165            165             165
  Additional paid in capital...........................        28,033         47,967         90,738         90,738         103,910
  Retained earnings....................................        32,931         29,307         39,472        (40,232)        (59,735)
  Cumulative translation adjustment....................           --              --           (232)             0               0
  Pension liability adjustment.........................        (1,199)        (1,523)        (1,544)        (1,364)           (998)
                                                           ----------     ----------     ----------     ----------       ---------
            Total shareholders' equity.................        59,945         75,931        128,649         49,357          43,392
                                                           ----------     ----------     ----------     ----------       ---------
            Total liabilities and shareholders' equity.     $ 115,150      $ 128,878      $ 185,666      $ 109,981        $ 95,910
                                                           ==========     ==========     ==========     ==========       =========
OTHER DATA:
  Depreciation and amortization........................         4,954          4,917          4,781          5,589           5,971
  Capital expenditures(1)..............................         2,075          3,961         10,418         24,237           4,777
  Case sales volume(2).................................        27,937         28,781         30,684         32,073          33,363

----------
(1) Capital expenditures  represent purchases of property,  plant and equipment.
(2) Case sales volume information is unaudited.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Consolidated Financial Statements of the Company, and the Notes thereto, as of fiscal year ended September 30, 1997 ("fiscal year 1997"), the fiscal year ended September 30, 1996 ("fiscal year 1996") and the fiscal year ended September 30, 1995 ("fiscal year 1995").

     PRESENTATION OF FINANCIAL INFORMATION

     In addition to  conducting  its own bottling  operations,  the Company owns
12,345,348 shares, or approximately 17% of the outstanding capital stock of BAESA as of September 30, 1997, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA. On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B Shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its PRO RATA share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. The Company withdrew its interest in BAESA Shareholder Associates, and liquidated Argentine Bottling Associates, two partnerships, which previously held the Company's interest in BAESA, during fiscal year 1997. These actions have resulted in the Company holding its BAESA shares directly, and eliminates for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

     ACCOUNTING IRREGULARITIES

     During 1996, the Company discovered accounting irregularities that required it to restate its financial results for the first and second quarters ended
December 31, 1995 and March 31, 1996. These irregularities resulted in a substantial understatement of certain expenses, primarily discounting and marketing expenses, and a corresponding overstatement of operating income. This restatement resulted in an operating loss in both quarters.

     After discovering the accounting irregularities, the Company's Board of Directors retained Rogers & Wells as independent counsel to conduct an investigation of the circumstances which resulted in the irregularities. Rogers & Wells, working with the independent accounting firm of Price Waterhouse, which was retained to assist with the investigation, conducted a thorough investigation of these circumstances and made its report to the Company's Board of Directors.

     The decision to retain Rogers & Wells (working with Price Waterhouse) was made by the Company's full Board of Directors, and not a special committee composed entirely of disinterested directors, because at the time of that decision the Company had only one disinterested director and because the Board felt that it was appropriate, under these circumstances, for that decision to be made by the full Board of Directors. Prior to the investigation, Rogers & Wells had acted as special securities counsel for the Company, including acting as counsel in connection with the Company's initial public offering in September 1995. The results of the investigation were communicated orally to the Company's Board of Directors and no written report was issued by Rogers & Wells. The decision not to request a written report from Rogers & Wells, was based on the advice of the Company's counsel, including Rogers & Wells handling shareholder litigation which arose out of the accounting irregularities (which now has been settled) that there was a substantial risk that any such written report would not qualify for the protection of the attorney/client privilege and thus that an oral rather than a written report to the Board of Directors was advisable. In connection with the investigation, Rogers & Wells was given complete access to all employees, officers and directors of the Company and all of its books and records. The core investigation took place over a period of approximately two months and included in excess of 30 interviews of the Company employees, officers and directors and review of numerous documents.

     Taking into consideration the findings of the investigation and in consultation with the Company's independent auditors regarding their materiality, the Company concluded that the irregularities did not have a material effect on any Company financial statements prior to the first and second quarters of fiscal 1996, and thus that no restatements for any prior periods were required.

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

     The amount of excise taxes paid by the Company on its products is deducted from the Company's gross sales; thus the Company's net sales reflect this deduction. The Company's net sales decreased significantly during the periods in which the Carbonated Beverage Tax was in effect. The amount of excise tax paid by the Company was $6.0 million in the fiscal year 1994, $2.3 million in the fiscal year 1995, $2.5 million in the fiscal year 1996, and $2.4 million in the fiscal year 1997 corresponding to approximately 4%, 2%, 2.4%, and 2.5% of gross sales, respectively.

     INCOME TAXES

     The Company's income is subject to various methods of taxation. Certain of the Company's wholly owned subsidiaries qualify and have elected to be treated as Section 936 Corporations under the Internal Revenue Code. Pursuant to such election, the majority of income derived from the Puerto Rico operations of such subsidiaries is entitled to a tax credit for purposes of U.S. Federal income taxation. Nevertheless, such operations are subject to Puerto Rican taxation (at graduated statutory rates between 22% and 45% through June 30, 1995 and between 22% and 43% for tax years beginning after June 30, 1995). However, the Company has been subject to a lower effective Puerto Rican tax rate due to the availability of net operating losses from its Puerto Rican operations which offset Puerto Rican taxable earnings and the availability of certain tax exemptions granted by the Puerto Rican tax authority with respect to the Company's plastics operations.

     In this connection, on August 20, 1996, the U.S. Congress adopted, and President Clinton signed into law, the Small Business Job Protection Act which generally repealed the Section 936 tax reductions. A ten year phase out of the
Section 936 tax credit was adopted for existing credit claimants and the credit was eliminated for companies establishing new Puerto Rico operations and for existing companies that add substantial new lines of business within Puerto Rico. This Act is effective for tax years beginning after December 31, 1995. Existing claimants may elect to utilize reduced credit bases on the applicable percentage limitations or utilize the economic activity limitations. The Company has been utilizing the economic activity limitations and does not anticipate changing its election.

     As of September 30, 1997, the Company and its subsidiaries had approximately $68.9 million in net operating losses available to offset against future earnings for purposes of Puerto Rican taxation and $37.7 million in U.S. net operating losses. The net operating losses belong to the Company and its manufacturing and distributing subsidiaries. For Puerto Rican and U.S. tax purposes, related entities such as the Company and its wholly owned subsidiaries may not join in the filing of a consolidated income tax return. As a result, the net operating losses of one entity may not be absorbed or utilized to offset the taxable income of any other related entity. Only the entity that generated losses may use such losses to offset its own future taxable income. See Note 7 to the Consolidated Financial Statements of the Company.

THE COMPANY

     GENERAL

     The  following  table  sets  forth  certain  financial   information  as  a
percentage of net sales for the Company for the periods indicated.

                                                                                         FISCAL YEAR
                                                                         ---------------------------------------
                                                                           1997              1996           1995
                                                                           ----              ----           ----
Net Sales...............................................................   100.0%           100.0%          100.0%
Cost of Sales...........................................................    68.8             72.8            59.4
Gross Profit............................................................    31.2             27.2            40.6
Selling and Marketing Expenses..........................................    30.5             41.3            26.6
Administrative Expenses.................................................     8.5              9.3             5.5
Intangibles and Fixed Asset Write-offs and Restructuring Charges........      .5              2.6              --
Settlement expenses.....................................................    13.3               --              --
Income (Loss) from Operations...........................................   (21.6)           (26.1)            8.5

     FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     NET SALES. Net sales for the Company decreased $3.7 million, or 3.6%, for fiscal year 1997 from fiscal year 1996, to $99.2 million. This decrease was primarily the result of the significant increase in discounts provided to customers, partially offset by a 4.0% increase in sales volume in fiscal year 1997 as compared to fiscal year 1996. The increase in discounts resulted from intense competitive activity. The average net sales price on an eight ounce serving equivalent basis decreased during fiscal year 1997 by approximately 7.3% as compared to fiscal year 1996.

     COST OF SALES. Cost of sales for the Company decreased by $6.7 million, or 8.9%, to $68.3 million for fiscal year 1997 from fiscal year 1996. This decrease was primarily the result of lower raw material costs and lower labor costs, partially offset by a 4.0% increase in sales volume and by higher depreciation costs for the new manufacturing facility in fiscal year 1997 as compared to fiscal year 1996.

     GROSS PROFIT. Gross profit for the Company increased by $3.0 million to $30.9 million for fiscal year 1997 from $27.9 million in fiscal year 1996. As a percentage of net sales, gross profit increased to 31.2% in fiscal year 1997 from 27.2% in fiscal year 1996. The increase was primarily due to the increased sales volume of 4.0%, offset in part by lower average net sales price, and the lower cost of sales which was due to lower raw material costs and labor costs, partially offset by the increased depreciation costs of the Toa Baja Plant.

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

     Selling and marketing expenses for the Company decreased by $12.2 million, or 28.8%, to $30.2 million for fiscal year 1997 from fiscal year 1996. This decrease was primarily due to reductions in marketing spending of $8.2 million, reductions in labor costs of $1.5 million, reductions in fleet and other maintenance costs of $1.8 million, a reduction in insurance expense of $.5 million and net reductions in security and other expenses of $.2 million in fiscal year 1997 as compared to fiscal year 1996. As a percentage of net sales, selling and marketing expenses decreased to 30.5% during 1997 fiscal year as compared to 41.3% for fiscal year 1996.

     ADMINSITRATIVE EXPENSES. Administrative expenses for the Company decreased by $1.2 million, or 12.3%, to $8.4 million, for 1997 fiscal year as compared to fiscal year 1996. This decrease was primarily the result of lower professional fees incurred in fiscal year 1997, due in part to the recovery of $1.5 million from the Company's officers and directors liability insurance carrier, as compared to fiscal year 1996. As a percentage of net sales, administrative expenses decreased to 8.5% during fiscal year 1997 from 9.3% in fiscal year 1996.

     SETTLEMENT OF LITIGATION. The Company's results of operations for fiscal year 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B Shares which were transferred as part of the settlement. Because these shares were contributed to the Company by the Company's founding shareholders, and because the Company received a $4.0 million recovery from its liability insurance carrier, the net effect on the Company's equity of the settlement transaction was a $1.5 million gain, which can be viewed as a recovery of previously expensed legal cost. There was no similar non-cash expense incurred during fiscal year 1996. For further information regarding the effect on the Company's results of operations of certain transactions relating to the settlement, see note 12B to Notes to Consolidated Financial Statements.

     RESTRUCTURING CHARGES. The Company's results of operations for fiscal year ended 1997 were affected by the incurrence of a non-recurring restructuring charge of $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. During fiscal year 1996, a charge of $2.9 million was recorded. The 1996 charge was recorded in connection with the fixed asset write-down of $1.4 million related to the closing of all bottling operations in the Company's old bottling plant, which is now for sale, and $1.5 million in pension asset write-offs and costs associated with employee terminations.

     INCOME (LOSS)) FROM OPERATIONS. Income (loss) from operations for the Company increased to ($21.4) million during fiscal year 1997, from ($26.8) million for fiscal year 1996. The increase is the result of (i) a $3 million improvement in gross profit resulting from higher unit sales volume of 4%, and lower raw material and labor costs, partially offset by lower net selling prices due to increased discounts offered to customers and higher depreciation expense,
(ii) lower selling and marketing costs of $12.2 million, (iii) lower administrative expenses of $1.2 million, (iv) the incurrence of non-cash settlement of litigation costs of $13.2 million, and (v) a decrease in restructuring charges of $2.2 million.

     EQUITY IN NET EARNINGS(LOSS) OF BAESA. Based on information made public by BAESA, equity in net loss of BAESA, net of income tax, amounted to ($51.5) million for fiscal year 1996. The Company's equity in the loss reported by BAESA for fiscal year 1996 was such that it reduced the Company's investment to zero, meaning that no further equity in losses of BAESA would be reported by the Company until BAESA reported profits sufficient to produce a positive investment in BAESA on the Company's balance sheet. No such profits were realized during fiscal year 1997. As a result of withdrawal of partnership interest in BAESA Shareholder Associates and the liquidation of Argentine Bottling Associates, an affiliated partnership through which the Company held its investment in BAESA, the Company will no longer be subject to the accounting requirement that requires the Company to report the results of operations of BAESA on an equity basis.

     INCOME TAX BENEFIT. Income tax benefit was $3.3 million for fiscal year 1997 as compared to $1.2 million for fiscal year 1996. The increase was primarily due to income tax benefit arising from the carry back of current year losses to fiscal year 1994.

     NET INCOME (LOSS). Net loss for fiscal year 1997 was ($19.5) million, compared to ($74.3) million for fiscal year 1996. Net loss during fiscal year 1997 primarily reflects loss before equity in net loss of BAESA of ($19.5) million, as compared to ($22.9) million of loss before equity in net loss of BAESA and equity in net loss of BAESA of ($51.5) million for fiscal year 1996.

     FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     NET SALES. Net sales for the Company decreased by $11.4 million, or 10.0%, for fiscal year 1996 from fiscal year 1995, to $102.9 million. This decrease was primarily the result of the significant increase in discounts provided to customers, partially offset by a 4.5% increase in sales volume in fiscal year 1996 as compared to fiscal year 1995. The increase in discounts resulted from intense competitive activity. The average net sales price on an eight ounce serving equivalent basis decreased during fiscal year 1996 by approximately 14.5% as compared to fiscal year 1995.

     COST OF SALES. Cost of sales for the Company increased by $7.1 million, or 10.5%, for fiscal year 1996 from fiscal year 1995, to $75.0 million. This increase resulted primarily from the increase in sales volume, the increase in the costs of certain raw materials, the costs associated with the start-up of the new manufacturing facility in Toa Baja, and the inefficiencies associated with operating both manufacturing facilities, during the transition period to the new plant which occurred in the third quarter.

     GROSS PROFIT. Gross profit for the Company decreased by $18.5 million to $27.9 million for fiscal year 1996 from $46.5 million in fiscal year 1995. As a percentage of net sales, gross profit decreased to 27.2% in fiscal year 1996 from 40.6% in fiscal year 1995 due to the higher discounts provided to customers, increased sales volume at the corresponding lower average net selling prices, and the higher cost of sales due to raw material price increases, higher temporary costs of production associated with the start-up of the new manufacturing plant in Toa Baja, and the operation of both the old and new production facilities during the start-up of the Toa Baja manufacturing facility.

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

     Selling and marketing expenses for the Company increased $12.0 million, or 39.4%, to $42.5 million for fiscal year 1996 from fiscal year 1995. This increase was primarily the result of increased marketing activities during fiscal year 1996 resulting primarily from a significant increase in competition, expenses associated with the launch of Teem, a lemon/lime soft drink, which was launched during October 1995, as well as additional marketing activities undertaken to promote the Company's products. This increase also resulted from recognizing in fiscal year 1996 certain prepaid marketing and expense items carried over from prior periods.

     ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased by $3.3 million, or 53.4%, for fiscal year 1996 from fiscal year 1995, to $9.6 million. This increase was primarily a result of $1.4 million of cost of increased professional services associated with the Company being a public company and the transition to the new management, $0.9 million of legal and accounting costs associated with the restatement of first and second quarter results and professional fees associated with certain civil litigation, a $0.5 million expense incurred in connection with the accelerated transition of management control of BAESA to PepsiCo, effective July 1, 1996, and $0.5 million in expenses associated with the Company's study of expansion opportunities within Western Europe. As a percentage of net sales, administrative expenses increased to 9.3% during fiscal year 1996 from 5.5% in fiscal year 1995.

     RESTRUCTURING CHARGES. The Company's results of operations for fiscal year 1996 have been affected by the incurrence of several non-recurring restructuring charges of $2.7 million. These charges were comprised of the following: (i) a $1.4 million fixed asset write-down related to closing all bottling operations in the Company's old bottling plant, which is now for sale and (ii) $1.3 million in pension asset write-offs and costs associated with employee terminations.

     INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company decreased to ($26.8) million during fiscal year 1996, from $9.7 million for fiscal year 1995. The decrease was the result of lower average net sales, the increased discounts offered to customers, a significant increase in selling and marketing expenditures, higher professional fees, the restructuring charges of $2.7 million, and the recognition of certain charges, including marketing and other expenses, and the write-off prepaid tax carried over from prior periods.

     GAIN ON EARLY TERMINATION OF SUPPLY AGREEMENT. This item consists of gain realized from the cancellation of the preform supply agreement with BAESA and corresponding extinguishment of any debt due to BAESA. See Note 8 to the Consolidated Financial Statements.

     EQUITY IN NET EARNINGS (LOSS) OF BAESA. Based on information disseminated after July 1, 1996 by BAESA (when the Company no longer controlled, or had significant influence over, the management or operations of BAESA), equity in net loss of BAESA, net of income tax, amounted to ($51.5) million during fiscal year 1996, compared to $5.6 million in fiscal year 1995. The decrease is attributable to the losses incurred by BAESA for fiscal year 1996 as reported in BAESA's public announcement. The Company's equity in the loss reported by BAESA reduced the Company's investment in BAESA to zero, meaning that no further equity in losses of BAESA would be reported by the Company until BAESA reported profits sufficient to produce a positive investment in BAESA on the Company's balance sheet. As a result of withdrawal of partnership interest in BAESA Shareholder Associates and the liquidation of Argentine Bottling Associates, an affiliated partnership through which the Company held its investment in BAESA, the Company will no longer be subject to the accounting requirement that requires the Company to report the results of operations of BAESA on an equity basis.

     NET INCOME (LOSS). Net loss during fiscal year 1996 was ($74.3) million, compared to income of $15.1 million during fiscal year 1995. Net loss during fiscal year 1996 primarily reflects loss before equity in net earnings loss of BAESA of ($22.9) million, and equity in net loss of BAESA, net of income tax of ($51.5) million, as compared to income before equity in net earnings of BAESA of $9.4 million and equity in earnings of BAESA of $5.6 million during the fiscal year 1995.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had $19.4 million of cash and cash equivalents and indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations of $31.5 million, which in turn included $7.3 million of current and short-term obligations.

     The Company has announced that its current priority is to restore profitability with respect to its Puerto Rican operations. In that connection, the Company previously made a decision to set aside its expansion plans. As of September 30, 1997, the Company has used approximately $23.5 million, net of interest earnings, of the cash set aside from its September 1995 initial public offering to support these efforts for the repayment of indebtedness and by additions to the Company's working capital which has been and continues to be affected as a result of the Company's net operating losses, and to cover a portion of the cost of the offering. In addition, on April 8, 1997, the Company completed the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets.

     Net cash provided by (used in) operating activities for the Company was ($7.5) million for fiscal year 1997 as compared with ($6.8) million for fiscal year 1996 and $16.5 million for fiscal year 1995. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was $.4 million during fiscal year 1997, ($19.8) million during fiscal year 1996, and $13.8 million during fiscal year 1995. The net cash provided by (used in) operating activities that was due to changes in assets and liabilities was ($7.9) million during fiscal year 1997, $13.0 million during fiscal year 1996, and $2.7 million during fiscal year 1995. As of September 30, 1997, the Company had $68.9 million in net operating loss carry forwards available to offset future Puerto Rican income taxes and $37.7 million in net operating loss carryforwards available to offset future U.S. taxable income.

     Net cash provided by (used in) investing activities for the Company was $8.5 million for fiscal year 1997, as compared with ($33.0) million for fiscal year 1996 and ($5.9) million for fiscal year 1995. Purchases of property, plant and equipment, net of disposals, amounted to ($4.4) million during fiscal year 1997 as compared with ($22.9) million during fiscal year 1996 and ($8.8) million during fiscal year 1995. Purchases of short term investments were zero during fiscal year 1997 as compared to ($12.9) for fiscal year 1996 and zero for fiscal year 1995. The short term investments in 1996 consisted of short term discount notes which the Company held until maturity in 1997. No such purchases were made during fiscal year 1997 or 1995. Dividends received from BAESA amounted to zero in fiscal year 1997 as compared with $2.8 million in fiscal year 1996 and $2.8 million in fiscal year 1995. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the Company is unable to predict whether or when BAESA will pay any future dividends. Also, if BAESA proceeds with its previously announced financial restructuring, and the Company does not elect to exercise its preemptive rights to purchase additional equity in BAESA, the Company's current 17% equity interest in BAESA will be diluted to a .34% equity interest.

     Cash flows provided by (used in) financing activities for the Company were ($.2) million for fiscal year 1997 as compared with $12.3 million for fiscal year 1996 and $34.2 million for fiscal year 1995. The significant financing activity for the Company in fiscal year 1997 was the net repayment of indebtedness of ($.2) million. The significant financing activities for the Company in fiscal year 1996 were the payment of dividends and the issuance of notes payable of $47.9 million, offset by the repayment of debt of $30.2 million. The significant financing activities of the Company in fiscal year 1995 were from the issuance of 3.5 million Class B Common Shares in a primary offering in the Company's initial public offering as well as the payment of dividends and the repayment of debt. In the future, the payment of dividends will be dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular. The Company does not expect to pay any dividends for the foreseeable future.

     In November 1994, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with Banco Popular. The Credit Agreement provided for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December

1995, Banco Popular increased the amount the Company could borrow under revolving loans. As of March 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $5.3 million and non-revolving loans in an aggregate principal amount of $15.0 million. On April 8, 1997, the Company entered into a Second Restated Credit Agreement (the "Second Restated Credit Agreement") with Banco Popular. The effect of this new agreement was to restructure the existing debt into two portions, a long term loan of $25.0 million and a short term revolving credit facility of $5.0 million. Both portions bear interest at 2.5% over LIBOR. The Second Restated Credit Agreement was entered into to refinance the debt outstanding under the Credit Agreement which had become due.

     The weighted average interest rate on such borrowings was 8.2% for the fiscal year 1997. Beginning on May 1, 1997, the Company became required to make monthly payments of principal in the amount of $.83 million with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (April 1, 2007) when a $11.8 million balloon payment is due. The Company may prepay certain of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

     Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of Total Liabilities to Tangible Net Worth (as defined in the Second Restated Credit Agreement) of not more than 1.50 to 1 for fiscal year 1998 and for each fiscal year thereafter during the term of the Second Restated Credit Agreement; (ii) a ratio of Operating Cash Flow to Total Debt Service (as defined in the Second Restated Credit Agreement) of 1.00 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; (iii) a minimum Tangible Net Worth of (as defined in the Second Restated Credit Agreement) $39.5 million on September 30, 1998 and of $42 million, $44.5 million and $47 million, respectively, by September 30, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, a portion of excess cash flow (as defined in the Second Restated Credit
Agreement), and a portion of net proceeds associated with any sale of Class A Shares, require early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable, if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular under the Second Restated Credit Agreement.

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

     The Company's franchise arrangements with PepsiCo require the Company not to exceed a ratio of senior debt to subordinated debt to equity of 65 to 25 to
10. The Company is currently in compliance with these covenants. See "Business of the Company -- Franchise Arrangements."

     Capital expenditures for the Company totaled $4.8 million in fiscal year 1997, $24.2 million in fiscal year 1996 and $10.4 million in fiscal year 1995. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for fiscal years ending September 30, 1998 and 1999 will be approximately $4 million in each year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information is submitted pursuant to the requirements of Item 8.

                                                                          PAGE
                                                                          ----
   PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

          Independent Auditors' Report .................................   27
          Consolidated Balance Sheets at September 30, 1997
            and 1996 ...................................................   28
          Consolidated Statements of Income/(Loss) for the
            Years Ended September 30, 1997, 1996 and 1995 ..............   30
          Consolidated Statements of Shareholders' Equity
            for the Years Ended September 30, 1997, 1996
            and 1995 ...................................................   31
          Consolidated Statements of Cash Flows for the
            Years Ended September 30, 1997, 1996 and 1995 ..............   32
          Notes to Consolidated Financial Statements ...................   33
          Schedule II -- Valuation and Qualifying Accounts .............   52

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Pepsi-Cola Puerto Rico Bottling Company
  and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Pepsi-Cola Puerto Rico Bottling Company and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income/(loss), shareholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pepsi-Cola Puerto Rico Bottling Company and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                   /s/ KPMG Peat Marwick LLP


December 5, 1997

Stamp No.1411348 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                  1997            1996
                                                               --------         --------
ASSETS
Current Assets:
 Cash and cash equivalents                                     $ 19,447         $ 18,614
 Short term investments                                            --             12,904
 Accounts receivable:
    Trade, less allowance for doubtful accounts of $1,389
       and $1,158 in 1997 and 1996, respectively                 11,681           11,262
    Due from PepsiCo, Inc. and affiliated companies                 943              877
    Other                                                         4,273            2,423
 Inventories                                                      3,635            4,495
 Deferred income taxes                                               97              187
 Prepaid expenses and other current assets                        1,414            1,857
                                                               --------         --------
    Total current assets                                         41,490           52,619
Investment in BAESA                                                --               --
Deferred income tax, long-term                                    1,619            2,076
Long-lived assets for sale, principally land and building         3,752            3,805
Property, plant and equipment, net                               47,347           49,936
Intangible assets, net of accumulated amortization                1,644            1,459
Other assets                                                         58               86
                                                               --------         --------
    Total assets                                               $ 95,910         $109,981
                                                               ========         ========


See accompanying notes to consolidated financial statements.

                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                1997               1996
                                                             ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current installments of long-term debt                   $ 1,007            $ 1,550
      Current installments of capital lease obligations            908                341
      Notes payable to bank                                      5,430             25,000
      Accounts payable:
         Trade                                                  13,750             16,619
         Affiliates                                                 32                 50
      Income taxes payable                                         199                115
      Accrued payroll                                            2,176              2,951
      Accrued other taxes                                          374                701
      Other accrued expenses                                     2,280              5,020
                                                             ---------          ---------
         Total current liabilities                              26,156             52,347
Long-term debt, excluding current installments                  23,636              4,813
Capital lease obligations, excluding current installments          513                871
Accrued pension cost, long-term                                  2,213              2,593
                                                             ---------          ---------
         Total liabilities                                      52,518             60,624
                                                             ---------          ---------
Shareholders' equity:
      Class A common shares, $0.01 par value; authorized,
         issued and outstanding 5,000,000 shares                    50                 50
      Class B common shares, $0.01 par value; authorized
         35,000,000 shares; issued and outstanding
         16,500,000 shares in 1996 and 1995                        165                165
      Additional paid-in capital                               103,910             90,738
      Retained earnings/(deficit)                              (59,735)           (40,232)
      Pension liability adjustment                                (998)            (1,364)
                                                             ---------          ---------
         Total shareholders' equity                             43,392             49,357
                                                             ---------          ---------
         Total liabilities and shareholders' equity          $ 95,910            $109,981
                                                             =========          =========


See accompanying notes to consolidated financial statements.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                    CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                    (U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                    FISCAL YEAR ENDED
                                                       ---------------------------------------------
                                                       SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30
                                                           1997            1996            1995
                                                        ---------       ---------       ---------
Net sales                                               $  99,172       $ 102,891       $ 114,301
Cost of sales                                              68,237          74,956          67,846
                                                        ---------       ---------       ---------
   Gross profit                                            30,935          27,935          46,455
Selling and marketing expenses                             30,224          42,456          30,458
Administrative expenses                                     8,424           9,606           6,262
Restructuring charges                                         535           2,700            --
Litigation settlement expenses                             13,172            --              --
                                                        ---------       ---------       ---------
   Income/(loss) from operations                          (21,420)        (26,827)          9,735
Other income (expenses):
   Gain on early termination of supply agreement             --             2,111            --
   Interest expense                                        (2,644)         (1,523)         (1,215)
   Interest income                                          1,218           2,418             207
   Other, net                                                   1            (256)            391
                                                        ---------       ---------       ---------
      Total other income/(expense)                         (1,425)          2,750            (617)
      Income/(loss) before income tax benefit and
         equity in net earnings/(loss) of BAESA           (22,845)        (24,077)          9,118
Income tax benefit                                          3,342           1,205             297
                                                        ---------       ---------       ---------
   Income/(loss) before equity in net earnings/(loss)
         of BAESA                                         (19,503)        (22,872)          9,415
   Equity in net earnings/(loss) of BAESA, net of
         income tax benefit/(expense) of $20,062
         and ($1,657), in 1996 and 1995, respectively        --           (51,458)          5,638
                                                        ---------       ---------       ---------
         Net income/(loss)                              $ (19,503)      $ (74,330)      $  15,053
                                                        =========       =========       =========
Earnings/(loss) per common share:
   Income/(loss) before equity in net earnings/(loss)
      of BAESA, net of income taxes                     $   (0.91)      $   (1.06)      $    0.52
                                                        ---------       ---------       ---------
   Net income/(loss)                                    $   (0.91)      $   (3.46)      $    0.83
                                                        ---------       ---------       ---------
Weighted average number of shares
      outstanding (thousands)                              21,500          21,500          18,105

See accompanying notes to consolidated financial statements.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (U.S. DOLLARS IN THOUSANDS)
              FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                   CLASS A      CLASS B      ADDITIONAL   RETAINED
                                                   COMMON       COMMON       PAID-IN      EARNINGS
                                                   SHARES       SHARES       CAPITAL      (DEFICIT)
                                                  ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1994                  $      50     $     130    $  47,967    $  29,307
Cash dividends on common shares declared in
   December 1994 (per share $0.25)                   --            --           --         (4,888)
Equity adjustment to recognize minimum
   pension liability                                 --            --           --           --
   Class B common shares issuance, net               --              35       42,771         --
   Translation adjustment                            --            --           --           --
   Net Income                                        --            --           --         15,053
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1995                  $      50     $     165    $  90,738    $  39,472
Cash dividends on common shares declared in
   December 1995 (per share $0.24)                   --            --           --         (5,374)
Equity adjustment to recognize minimum
   pension liability                                 --            --           --           --
   Translation adjustment                            --            --           --           --
   Net Loss                                          --            --           --        (74,330)
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1996                  $      50     $     165    $  90,738    $ (40,232)
Contribution of 2,500,000 Class B
   common shares by founding Shareholders            --            --         13,172         --
Tendering of 2,500,000 Class B shares of
   stock in partial settlement of litigation         --            --           --           --
Equity adjustment to recognize minimum
   pension liability                                 --            --           --           --
   Net Loss                                          --            --           --        (19,503)
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1997                  $      50     $     165    $ 103,910    $ (59,735)
                                                =========     =========    =========    =========

                                                             CUMULATIVE    PENSION        TOTAL
                                                TREASURY     TRANSLATIION  LIABILITY   SHAREHOLDERS'
                                                  STOCK      ADJUSTMENT    ADJUSTMENT     EQUITY
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1994                       --            --      $  (1,523)   $  75,931
Cash dividends on common shares declared in
   December 1994 (per share $0.25)                   --            --           --         (4,888)
Equity adjustment to recognize minimum
   pension liability                                 --            --            (21)         (21)
   Class B common shares issuance, net               --            --           --         42,806
   Translation adjustment                            --            (232)        --           (232)
   Net Income                                        --            --           --         15,053
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1995                       --       $    (232)   $  (1,544)   $ 128,649
Cash dividends on common shares declared in
   December 1995 (per share $0.24)                   --            --           --         (5,374)
Equity adjustment to recognize minimum
   pension liability                                 --            --            180          180
   Translation adjustment                            --             232         --            232
   Net Loss                                          --            --           --        (74,330)
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1996                       --            --      $  (1,364)   $  49,357
Contribution of 2,500,000 Class B
   common shares by founding Shareholders         $(13,172)        --           --           --
Tendering of 2,500,000 Class B shares of            13,172
   stock in partial settlement of litigation                       --           --         13,172
Equity adjustment to recognize minimum
   pension liability                                 --            --            366          366
   Net Loss                                          --            --           --        (19,503)
                                                ---------     ---------    ---------    ---------
BALANCES AT SEPTEMBER 30, 1997                       --            --      $    (998)   $  43,392
                                                =========     =========    =========    =========

See accompanying notes to consolidated financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                   FISCAL YEAR ENDED
                                                                  ----------------------------------------------------
                                                                  SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                                      1997                1996               1995
                                                                    --------            --------           --------
Cash flows from operating activities:                               $(19,503)           $(74,330)          $ 15,053
  Net income/(loss)
  Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
  Gain on early termination of supply agreement                         --                (2,111)              --
  Litigation settlement expenses                                      13,172                --                 --
  (Gain)/loss on sale of property, plant and equipment                   238                (675)                17
  Impairment on long-lived assets                                       --                 1,134               --
  Intangible asset write-off                                            --                   624               --
  Depreciation and amortization                                        5,971               5,589              4,781
  Deferred income taxes                                                  547              (1,462)              (377)
  Equity in net (earnings)/losses of BAESA                              --                51,458             (5,638)
  Changes in assets and liabilities:
    Accounts receivable                                               (2,335)              4,778             (3,730)
    Inventories                                                          860                  47                910
    Prepaid expenses and other current assets                            443                 659             (1,335)
    Intangibles                                                         (272)                --                --
    Accounts payable                                                  (2,887)              5,063              4,170
    Other liabilities and accrued expenses                            (3,832)              2,195              2,594
    Income tax payable                                                    84                  (8)              (106)
    Other, net                                                            16                 247                158
                                                                    --------            --------           --------
  Net cash provided by (used in) operating activities                 (7,498)             (6,792)            16,497
                                                                    --------            --------           --------
Cash flows from investing activities:
  Proceed from sale of property, plant and equipment                     406               1,347              1,662
  Proceeds from matured short term investment                         12,904                --                 --
  Purchases of property, plant and equipment                          (4,777)            (24,237)           (10,418)
  Short term investments                                                --               (12,904)              --
  Dividends received from affiliate                                     --                 2,839              2,839
                                                                    --------            --------           --------
  Net cash provided by (used in) investing activities                  8,533             (32,955)            (5,917)
                                                                    --------            --------           --------
Cash flows from financing activities:
  Proceeds from issuance of Class B common stock, net                   --                  --               42,806
  Proceeds from short-term borrowings                                    712              47,900                350
  Repayment of short-term borrowings                                    --               (27,500)              --
  Repayment of long-term debt                                         (1,722)             (1,552)            (1,549)
  Proceeds from capital lease                                          1,793                --                 --
  Repayment of capital lease obligations                                (985)             (1,204)            (2,555)
  Dividends paid                                                        --                (5,374)            (4,888)
                                                                    --------            --------           --------
  Net cash provided by (used in) financing activities                   (202)             12,270             34,164
                                                                    --------            --------           --------

Net increase in cash and cash equivalents                                833             (27,477)            44,744
Cash and cash equivalents at beginning of period                      18,614              46,091              1,347
                                                                    --------            --------           --------
Cash and cash equivalents at the end of period                      $ 19,447            $ 18,614           $ 46,091
                                                                    ========            ========           ========
Supplemental cash flow disclosures:
  Cash paid for:
  Interest                                                          $  2,560            $  2,416           $  1,550
  Income taxes                                                           258                 186                175
  Non-cash transactions:
     Capital leases reclassified as operating leases                     599                --                 --
     Proceeds from sale of asset net of underlying debt                  287                --                 --

See accompanying notes to consolidated financial statements.

                         PEPSI COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
              FISCAL YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

NOTE 1. DESCRIPTION OF BUSINESS

Pepsi Cola Puerto Rico Bottling Company ("PCPRB" or "the Company") bottles, sells and distributes beverages sold primarily under the Pepsi Cola ("PepsiCo") trademark in the Commonwealth of Puerto Rico. The Company's division of Cristalia Premium Water ("Cristalia"), is engaged in extracting, processing, bottling and distributing bottled water in Puerto Rico. Beverage Plastics Company ("BEV"), a wholly owned subsidiary, manufactures plastic preforms and plastic bottles in Puerto Rico, primarily for use by the Company. The Companies operate under exclusive bottling appointments and franchise agreements with the franchiser which include operating and marketing commitments, term limitations and extensions, and conditions for termination. The Exclusive Bottling Appointments have ten-year terms expiring on November 5, 2003. Each of the Exclusive Bottling Appointments will automatically be extended for an additional five-year term expiring on November 5, 2008, provided PCPRB is not in breach of any provisions of the franchise arrangement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   Consolidation and Organization

     The consolidated financial statements include the financial statements of PCPRB and its wholly owned subsidiaries operating in Puerto Rico and in 1996 and 1995, the accounts for Argentine Bottling Associates ("ABA"), a general partnership and BAESA Shareholder Associates ("BSA"), a general partnership (collectively, the "Company"). As of September 30, 1996, PCPRB had a 51.93% interest in ABA, which had a 58.99% interest in BSA, which in turn had a 55.06% interest in BAESA. As of September 30, 1995, PCPRB had a 51.89% interest in ABA, which had a 59.24% interest in BSA, which in turn had a 55.40% interest in BAESA. The Company's resulting investment in BAESA of approximately 17%, as of September 30, 1997 and 1996, was accounted for under the equity method of accounting until such investment was reduced to zero. All balances and transactions have been eliminated in consolidation, including significant intercompany profit on assets remaining within the group. As of September 30, 1997, the Company has withdrawn its interest in BSA, and ABA has been liquidated.

     B.   Inventories

     Inventories are stated at the lower of cost (first-in first-out method) or net realizable value.

     C.   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation on property, plant and equipment is calculated using the straight-line method at rates based on the estimated useful lives of the related assets. Plant and equipment held under capital leases and leasehold improvements are amortized using the straight-line method of depreciation over the shorter of the lease term or the estimated useful life of the assets.

     The estimated useful lives (in years) of the Company's property, plant and equipment are as follows:


                                                       Useful Life
                                                       -----------
     Building and Improvements                             40
     Machinery and Equipment                            10 and 15
     Plastic returnable bottles                             4
     Cases and Shells                                   5 and 10
     Furniture and Fixtures                             5 and 10

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

     D.   Intangible Assets

     The cost in excess of fair value of net assets of companies acquired in purchase transactions is being amortized on a straight-line method over its economic life not to exceed 40 years. In 1996, the Company wrote off other intangibles of $624 due to the loss of value of these. Other intangibles are also amortized on a straight-line method over their estimated useful life. Intangible assets at September 30, 1997 and 1996 are summarized as follows:

                                                               1997       1996
                                                             -------    -------
     Goodwill ...........................................    $ 1,277    $ 1,277
     Trademark (14 Years) ...............................        300        300
     Water distribution rights (20 years) ...............        165        165
     Unrecognized prior service cost of pension cost ....       --           23
     Other ..............................................        478        184
                                                             -------    -------
                                                             $ 2,220    $ 1,949
     Less accumulated amortization ......................       (576)      (490)
                                                             -------    -------
                                                             $ 1,644    $ 1,459
                                                             =======    =======

     Amortization expense for the Company for the years ended September 30, 1997, 1996 and 1995 is summarized as follows:

     1997.............................................       $    87
     1996.............................................       $    90
     1995.............................................       $    90

     The Company periodically reevaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. The primary indicators of recoverability are the current and forecasted operating cash flows which pertain to that particular asset. An entity that has a deficit in its cash flow from operations for a full fiscal year, in light of the surrounding economic environment, is viewed by the Company as a situation which could indicate an impairment of value. Taking into account the above factors, the Company determines that an impairment loss has been triggered when the future projected undiscounted cash flows associated with the intangible asset does not exceed its current carrying amount and the amount of the impairment loss to be recorded is the difference between the current carrying amount and the future projected undiscounted cash flows. The Company currently is generating negative cash flow from operations but believes that the existing condition is temporary. Based on the Company's policy, management believes that there is no impairment of value related to the intangible assets as of September 30, 1997.

     E.   Investment in BAESA

     Investments in less than 50% owned affiliates are accounted for under the equity method. Under this method of accounting a proportionate share of profits or losses are recorded as an increase or reduction of the investments. In the case of losses, these are recorded to the extent of the amount of the investment since the Company does not guarantee any of the debts of the investee nor is committed to provide any further financial support.

     F.   Investment Securities

     Investment securities at September 30, 1996 consist of short term discount notes. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trade securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     All  of  the  Company's   investment   securities   are  considered  to  be
     held-to-maturity.

     G.   Income Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards 109 ("Statement 109"), "Accounting for Income Taxes." Under the asset and liability method of Statement 109 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     During  1995,  the Company  implemented  Statement  of Position  No.  93-7,
     "Reporting on Advertising Costs," ("SOP 93-7"), issued by the Accounting Standards Executive Committee. The adoption of SOP 93-7 did not have a material effect on the Company's financial position or results of operations. The Company expenses production costs of advertising the first time the advertising takes place. All other advertising and promotional costs are expended when incurred. Advertising and marketing expenditures reflected in the accompanying consolidated statements of income/(loss) amount to $3,242, $11,396 and $4,220 in 1997, 1996 and 1995, respectively.

     I.   Issuance of BAESA Shares

     Increases and decreases in the Company's investment in BAESA resulting from BAESA's issuance of newly issued shares are reflected as adjustments to additional paid-in capital to the extent that the proceeds to BAESA exceed or are less than the Company's carrying value in the shares.

     J.   Cash Equivalents

     Cash equivalents of $16,749 and $17,647 at September 30, 1997 and 1996 respectively consist of discount notes with an initial term of less than three months. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     K.   Recapitalization

     In connection with the Company's public offering (the "offering") of 7,000,000 Class B common shares in September 1995, the Company changed its capital structure to 5,000,000 authorized shares of $0.01 par value Class A common shares and 35,000,000 authorized shares of $0.01 par value Class B common shares.

     In connection with the offering, the Company sold 3,500,000 Class B common shares while certain of the principal shareholders sold 3,500,000 Class B common shares of the Company. The shares were sold at $14.00 per share. The Company did not receive any proceeds from the sale by the principal shareholders.

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

     L.   Adoption of New Accounting Pronouncement

     Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") opinion no. 25, "Accounting for Stock issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of the grant. Alternatively, the SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     During the year ended September 30, 1996, the Company adopted the provisions of the Financial Accounting Standard Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company deems an asset to be impaired if a forecast of undiscounted future cash flows directly related to the assets, including disposal value, if any, is less than its carrying amount.

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

NOTE 3 - INVENTORIES

     Inventories consists of the following:

                                                          1997             1996
                                                         ------           ------
     Raw Materials ................................      $1,070           $1,346
     Finished Goods ...............................       1,428            1,684
     Spare Parts and Supplies .....................         780            1,072
     Work-in Process ..............................         357              393
                                                         ------           ------
                                                         $3,635           $4,495
                                                         ======           ======

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET


                                                           1997          1996
                                                         --------      --------
     Land and improvements ............................  $  7,057      $  7,057
     Building and improvements ........................    14,682        14,301
     Machinery, equipment and vehicles ................    48,081        45,931
     Bottles, cases and shells ........................     1,515         1,401
     Furniture and fixtures ...........................     1,580         1,877
     Construction in process ..........................        86         1,941
                                                         --------      --------
                                                           73,001        72,508
     Less accumulated depreciation and amortization ...   (25,654)      (22,572)
                                                         --------      --------
     Property, plant and equipment, net ...............  $ 47,347      $ 49,936
                                                         ========      ========

NOTE 5 - INVESTMENT IN BAESA

The Company owns 12,345,348 shares, or approximately 17% as of September 30, 1997 and 1996, respectively, of the outstanding capital stock of BAESA. Through June 30, 1996, the Company exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. On May 9, 1997, The Buenos Aires Stock Exchange suspended trading of the BAESA's class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine Accounting Principles. The New York Stock Exchange also halted trading in BAESA's American Depository Shares.

On July 29, 1997, BAESA announced an agreement in principle to enter into a long-term financial restructuring plan with its major debt holders in Argentina. Under the terms of the restructuring BAESA's unsecured lenders in Argentina would exchange debt for at least 98% of the equity in BAESA. BAESA's existing shareholders would retain up to 2% of the equity and the right to purchase additional equity pursuant to a rights offering, which would allow the stockholders to retain their current proportionate ownership. The effect of this financial restructuring will result in the reduction in ownership by the Company in BAESA from 17% as of September 30, 1997 to approximately .34% assuming the rights offering is not exercised by the Company. As of September 30, 1996, the Company's investment in BAESA has been reduced to zero as a result of the share of the losses of BAESA recorded by the Company under the equity method of accounting. No additional investments in BAESA have been made by the Company since September 30, 1996.

The following condensed audited financial information relating to BAESA as of September 30, 1996, (in thousands of U.S. dollars) and for the two year period ended September 30, 1996 has been provided to the Company by BAESA; its inclusion in this report is for disclosure purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.


                                                                   September 30,
                                                                       1996
                                                                    ---------
ASSETS
Cash and cash equivalents ......................................    $  27,361
Accounts receivable, net .......................................       64,069
Inventories ....................................................       31,077
Deferred income tax, net .......................................        6,681
Other current assets ...........................................        8,469
                                                                    ---------
      Total current assets .....................................      137,657
Property, plant and equipment, net .............................      586,908
Intangible assets, net .........................................       79,092
Investment in joint venture ....................................      106,918
Other assets ...................................................       16,805
                                                                    ---------
      Total assets .............................................    $ 927,380
                                                                    =========

LIABILITIES
Current installments of long-term debt and capital lease
  obligations ..................................................    $ 290,299
Bank loans and overdrafts ......................................      375,788
Accounts payable, income tax payable and accrued expenses ......      190,981
                                                                    ---------
      Total current liabilities ................................    $ 857,068
Long term debt .................................................       87,461
Deferred income taxes ..........................................        7,740
Other long-term liabilities ....................................        8,385
                                                                    ---------
      Total liabilities ........................................      960,654
Total shareholders' equity/(deficit) ...........................      (33,274)
                                                                    ---------
      Total liabilities and shareholders' equity/(deficit) .....    $ 927,380
                                                                    =========

                                                                      Years Ended September 30,
                                                                      1996               1995
                                                                     -----------    -----------
Net Sales ........................................................   $   680,236    $   670,449
                                                                     -----------    -----------
Cost and Expenses:
Cost of sales ....................................................      (472,692)      (345,103)
Selling and marketing expenses ...................................      (354,880)      (160,644)
Administrative expenses ..........................................      (192,210)       (93,418)
Start-up costs in Brazil .........................................          --           (3,162)
Restructuring costs ..............................................       (34,782)          --
                                                                     -----------    -----------
                                                                      (1,054,564)      (602,327)
                                                                     -----------    -----------
Income (loss) from operations ....................................      (374,328)        68,122
 Other income (expenses), net ....................................       (75,459)       (30,785)
                                                                     -----------    -----------
      Income/(loss) before income tax (expense) benefit and equity
         in net earnings of affiliate ............................      (449,787)        37,337
Income/(loss) tax (expense) benefit ..............................        (8,191)         3,079
                                                                     -----------    -----------
      Income/(loss) before equity in net earnings of affiliate ...      (457,978)        40,416
Equity in net earnings of affiliate ..............................         5,597          4,359
                                                                     -----------    -----------
      Net income/(loss) ..........................................   $  (452,381)   $    44,775
                                                                     ===========    ===========

NOTE 6 - NOTES PAYABLE TO BANK AND LONG TERM DEBT

In November 1994, the Company and its subsidiaries entered into a credit Agreement with Banco Popular. The Credit Agreement has been modified, first in 1995 and most recently on April 8, 1997. The Credit Agreement provides for a term loan of $25 million over a ten year period, with a balloon payment at maturity of $11.8 million. The term loan is collateralized with a priority lien over all real estate, machinery and equipment, and any other assets or properties of the Company, acceptable to the Bank. The Company has also been granted a $5 million revolving credit facility (all of which is outstanding at September 30, 1997), the principal amount of which may not exceed certain stipulated percentages of eligible receivables and inventories, as defined. Interest on these loans shall be at 2.5% over the LIBOR rate, if Eurodollar funds are available, otherwise, at the highest of the rates of interest announced publicly from time to time in the Wall Street Journal by the principal commercial banks in New York, New York as their prime or base rate. The Agreement contains various covenants and events of default typical of a credit facility agreement of this size and nature, including additional debt restrictions and maintaining a minimum level of tangible net worth.

Long-term debt consists of the following at September 30, 1997 and 1996:

                                                                            1997        1996
                                                                          --------    --------
Term Loan of $25,000 in 1997 and $6,000 in 1996 to Banco Popular,
payable, in 1997, in 120 monthly payments of $83  excluding interest...   $ 24,583    $  6,026
Others ................................................................         60         337
                                                                          --------    --------
      Total long-term debt ............................................     24,643       6,363
Less current installments .............................................     (1,007)     (1,550)
                                                                          --------    --------
      Long-term debt, excluding current installments ..................   $ 23,636    $  4,813
                                                                          ========    ========

The aggregate maturities of long-term debt at September 30, 1997 are as follows:


     1998 ...................................................            1,007
     1999 ...................................................            1,032
     2000 ...................................................            1,108
     2001 ...................................................            1,209
     2002 ...................................................            1,259
     Thereafter .............................................           19,028
                                                                       -------
           Total ............................................          $24,643
                                                                       =======

NOTE 7 - INCOME TAXES

PCPRB and its subsidiaries are subject to U.S. Federal income taxes; however, each has elected the benefit of Section 936 of the U.S. Internal Revenue Code.
Section 936 presently allows the Company a tax credit equal to a portion of the amount of U.S. income tax expense attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico subject to certain limitations. The tax credit against U.S. income taxes on possession business income, as computed under current law, is calculated under the Economic Activity Limitation method. Such credit is presently limited to 50% of taxable income (and lesser in subsequent years down to 40% in 1998). The Small Business Job Protection Act of 1996 repealed Section 936 and provided for a 10-year phaseout period. In addition, during the taxable years commencing after December 31, 2001, the Section 936 credit will be subject to a net income limitation. In order to utilize income tax credits available under Section 936 each company is required to derive at least 80% of its gross income from sources within Puerto Rico, and at least 75% of gross income must be from an active trade or business in Puerto Rico. Distributing, Manufacturing and BEV were in compliance with these gross income requirements for the years ended September 30, 1997 and 1996. However, PCPRB did not meet these gross income requirements for the years ended September 30, 1997 and 1996 and, therefore is not allowed the benefit of Section 936 for such years.

The Company was granted, effective October 1988, a ten-year tax exemption for its plastic preforms manufacturing and sales operations (BEV), pursuant to the provisions of the Puerto Rico Tax Incentives Act of 1987 for certain net industrial development income. Under the terms of the grant, the Company received a 90% exemption from Puerto Rico income tax. The Company also received a full exemption from Puerto Rico income and municipal tax on interest, rents, dividends and other investments and was granted a 60% exemption from municipal tax and a 90% exemption from property tax. In exchange for these tax exemptions, the Company agreed to manufacture plastic preforms and plastic bottles, employ a minimum number of persons and maintain equipment and facilities in Puerto Rico.

For the years ended September 30, 1997, 1996 and 1995, the combined income tax expense/(benefit) of PCPRB and its subsidiaries attributable to income from continuing operations consisted of the following:


                                                        1997       1996       1995
                                                      -------    -------    -------
Current:
      U.S .........................................   $(4,231)   $  (150)   $  (477)
      Puerto Rico .................................       342        185        557
                                                      -------    -------    -------
      Total current income tax expense ............    (3,889)        35         80
                                                      -------    -------    -------
Deferred:
      U.S .........................................      --         (326)       893
      Puerto Rico .................................       547       (914)    (1,270)
                                                      -------    -------    -------
      Total deferred income tax expense/(benefit)..       547     (1,240)      (377)
                                                      -------    -------    -------
      Total income tax expense/(benefit) ..........   $(3,342)   $(1,205)   $  (297)
                                                      =======    =======    =======

Income tax expense/(benefit) attributable to income/(loss) from continuing operations for the years ended September 30, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. statutory tax rate of 35% as a result of the following:

                                                                   Year Ended       Year Ended      Year Ended
                                                                  September 30,    September 30,   September 30,
                                                                      1997             1996            1995
                                                                 -------------     -------------   -------------
Computed "expected" tax expense                                     $ (7,984)        $ (8,209)        $  3,191
Change in the beginning-of-the-year balance of the valuation
allowance for deferred tax assets                                     13,829           17,734           (2,742)
Calculated NOL value  of aforementioned loss, as adjusted, for
Puerto Rico income taxes                                              (6,437)            --               --
Foreign tax credit, net of gross-up of foreign taxes                    --               --               (222)
Puerto Rico income taxes                                                 342           (9,668)           2,029
Possessions tax credit                                                (2,050)          (1,484)          (2,823)
Income tax credit related to prior year's losses                        (745)            --               --
Other, net                                                              (297)             422              270
                                                                    --------         --------         --------
      Income tax expense/(benefit)                                  $ (3,342)        $ (1,205)        $   (297)
                                                                    ========         ========         ========


Current and deferred income tax expense/(benefit) of $20,062, and $1,657 for 1996 and 1995, respectively, has been provided (credited) in connection with the equity in net earnings/(losses) of BAESA.

The significant components of deferred income tax expense/(benefit) attributable to income from continuing operations for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                                   Year Ended       Year Ended      Year Ended
                                                                  September 30,    September 30,   September 30,
                                                                      1997             1996            1995
                                                                  -------------    -------------   -------------
Deferred tax (benefit)/expense (exclusive of the effects of
other components listed below) ................................     $(13,282)        $(18,974)        $  2,365
Increase/(decrease) in beginning of the year balance of the
valuation allowance for deferred tax assets ...................       13,829           17,734           (2,742)
                                                                    --------         --------         --------
Total deferred income tax expense/(benefit) ..................      $    547         $ (1,240)        $   (377)
                                                                    ========         ========         ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are presented below:

                                                                                  September 30,
                                                                              --------------------
                                                                                1997        1996
                                                                              --------    --------
Deferred Taxes
    Deferred tax assets:
    Property, plant and equipment principally, due to differences
       in depreciable lives                                                   $    496    $    334
    Federal net operating loss carryforwards                                    13,200       8,633
    Puerto Rico net operating loss carryforwards                                26,986      18,703
    Accrued expenses                                                               387         763
    Past service cost for pension plan                                             426         426
    Inventories principally due to additional costs inventoried for
       tax purposes                                                                 90         127
    Accounts receivable, principally due to allowance for doubtful accounts      1,005         405
    Other, net                                                                     149          66
                                                                              --------    --------
        Total gross deferred tax assets                                         42,739      29,457
    Less: valuation allowance                                                  (41,023)    (27,194)
                                                                              --------    --------
        Net deferred tax asset (liabilities)                                  $  1,716    $  2,263
                                                                              ========    ========

The subsequent recognition of tax benefits related to the valuation allowance for deferred tax assets as of September 30, 1997 and 1996 will be allocated to income from continuing operations.

On December 31, 1993, PCPRB's manufacturing and distributing divisions were contributed to two newly formed subsidiaries, Manufacturing and Distributing. PCPRB's Puerto Rico tax net operating loss carryforwards followed the respective assets of the divisions. During the year ended September 30, 1997, Manufacturing utilized $3,877 of the prior year Puerto Rican net operating loss carryforwards.

Deferred tax benefits for the federal and Puerto Rican tax net operating loss carryforwards of PCPRB, Manufacturing and Distributing have been partially reserved because realization of that benefit for tax purposes is dependent upon the existence of future taxable income. At September 30, 1997, Distributing has net operating loss carryforwards for federal tax purposes of $37,713, which expire in 2004, and for Puerto Rican income tax purposes as follows:


Amount                                                     Year of Expiration
------                                                     ------------------
$  1,152 ................................................         1998
   4,286 ................................................         1999
   2,720 ................................................         2000
  10,917 ................................................         2001
  27,826 ................................................         2003
  22,004 ................................................         2004
--------
$ 68,905
========

For U.S. income tax purposes, ABA and BSA are considered partnerships and, as a result, do not pay income tax on their income. ABA's and BSA's income gains, losses, deductions and credits flow-through and are recognized proportionately by their partners on their U.S. income tax return. Therefore, a tax provision was not computed on ABA's and BSA's income.

NOTE 8 - RELATED PARTY TRANSACTIONS

The following are transactions between PCPRB and BAESA that took place during the years ended September 30, 1997, 1996 and 1995.

                                                                             1997           1996            1995
                                                                             ----           ----            ----
Sale of preforms to BAESA, including guaranteed payments ................... $ --          $2,235          $4,419
Sale of machinery to unconsolidated affiliate of BAESA .....................   --            --               208
Charges by BAESA to PCPRB for management fee ...............................   --             888             848

PCPRB sold preforms to BAESA pursuant to a long-term supply contract. In management's opinion, the terms of this long-term supply contract were reasonable and, at the time such contract was entered into, no other comparable long-term supply contract was available to BAESA from an unrelated interest due to the hyper-inflationary conditions in Argentina at the time. This contract was terminated during the year ended September 30, 1997. As part of the negotiation which led to the cancellation of the long-term preforms supply contract, outstanding obligations of the Company to BAESA and its subsidiaries amounting to $2,065,063 were settled for a cash payment of $50,000. In addition, the Company was relieved from obligations related to certain operating leases. This transaction was accounted for, in 1996, as a gain on the early termination of a supply Agreement.

The following are transactions between PCPRB and subsidiaries, including ABA, with other related parties for the years ended September 30, 1997, 1996 and 1995:

Accounts receivable other includes $40 and $80 at September 30, 1996 and 1995, respectively, due from two partners of ABA.

As of January 1, 1995, the Company entered into an agreement with a shareholder and former director who was to provide construction management services for approximately $200. During 1996 $151 was paid under this agreement (no additional payments are contemplated). No amounts were paid as of September 30, 1997 and 1995.

PCPRB paid approximately $3,671, $2,105, and $2,700 during 1997, 1996 and 1995, respectively in advertising fees to a firm controlled by a shareholder of the Company.

PCPRB paid approximately $232 during 1996, respectively for consulting fees to a shareholder of BAESA and a former director of the Company.

The Company paid approximately $411 and $57 during 1997 and 1996, respectively for legal fees to a firm, one of whose partners is a relative of the Company's President.

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

NOTE 9 - BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments, which subject the company to concentrations of credit risk consist primarily of trade receivables. Most of the Company's customers are located in Puerto Rico. Two customers accounted for approximately 20%, 22% and 28% of the Company's sales during 1997, 1996 and 1995, respectively. Although the

Company's exposure to credit risk associated with nonpayments by customers is affected by conditions for occurrences with Puerto Rico, that risk is mitigated by the large number of entities comprising the Company's customer base. As of September 30, 1997, no single receivable from a customer exceeded 15% of the Company's trade receivables at that date. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trend, and other information.

NOTE 10 - PENSION PLANS

The Company has two separate non-contributory defined benefit pension plans covering eligible salaried and hourly employees of the Company and its subsidiaries in Puerto Rico. The benefits under the salaried employees' plan are based on years of service and the employees' average earnings during the last five years of employment. The benefits under the hourly employees' plan are based on a fixed amount times years/credit service. The Company's funding policy is to make the annual contributions as required by applicable regulations. Contributions are intended to provide for benefits attributed to service to date as well as for those expected to be earned in the future. Both plans are insured by the Pension benefit Guarantee Corporation. This insurance requires all members of the controlled group to be jointly and severally liable for the unfunded pension obligations. The only event that may trigger a full payment of the unfunded liability is a plan termination which management believes is a remote possibility. On April 16, 1997 the Company announced its decision to suspend its pension plans for periods not yet determined. The Company has obtained revised actuarial valuations under FASB 87 that reflect the full benefits of the freeze of the pension plans. The accrued pension costs have been adjusted accordingly.

In accordance with the provisions of Accounting Standards Board Statement No. 87, "Employers Accounting for Pensions," the Company recognized an additional minimum liability, computed as the excess of the accumulated benefit obligation over the fair value of plan assets of $1,388 at September 30, 1996, with a related intangible asset (limited to the unrecognized prior service cost of the related plans) of $23 at September 30, 1996, with the remainder being reflected as an adjustment to shareholders' equity. At September 30, 1997, the additional minimum liability was reduced to $998, and the adjustment to shareholders' equity was similarly reduced.

The following table sets forth the funded status of the plans and amounts recognized in the balance sheet at September 30, 1997 and 1996.

                                                                             1997       1996
                                                                           -------    -------
Actuarial present value of obligations:
    Accumulated benefit obligation, including vested benefits of
       $7,117 in 1997 and $7,290 in 1996                                   $ 7,195    $ 7,356
                                                                           =======    =======
Projected benefit obligations for services rendered to date                  7,195      7,711
Plan assets at fair value, primarily consisting of common stocks and
   time deposits                                                             4,903      4,579
                                                                           -------    -------
Projected benefit obligation in excess of plan assets                        2,292      3,132
Unrecognized net loss from past experience different from that assumed        (998)    (1,721)
Unrecognized prior service cost                                               --          (23)
Adjustment to recognize minimum liability                                      998      1,388
                                                                           -------    -------
Accrued pension cost at September 30, 1997 and 1996 ($2,213 and
   $2,593, respectively, long term)                                        $ 2,292    $ 2,776
                                                                           =======    =======
Net pension expense for 1997 and 1996 included the following components:
   Service cost for benefits earned during the period                      $   108    $   160
   Interest cost on projected benefit obligation                               557        518
   Actual return on plan assets                                               (724)      (533)
   Net amortization and deferral                                               475        442
                                                                           -------    -------
   Net periodic pension cost                                               $   416    $   587
                                                                           =======    =======

The actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 7% at September 30, 1997 and 1996 and an expected long-term rate of return on plan assets of 9% for the two years. The rate of increase in future compensation levels for the salaried plan was 4%. The cost of retroactive benefits resulting from plan amendments is amortized over the future work life expectancy of the active participants.

NOTE 11 - STOCK OPTION PLANS

In 1997 the Company adopted two stock option plans (the "plans") pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. The plans authorize grants of options to purchase up to one million shares of authorized but unissued class B common stock. One of these stock option plans is designed so as to be qualified for income tax purposes, whereas the other is not a qualified plan. Stock options under the qualified plan are granted with an exercise price equal to the stock's fair market value at the date of the grant. All stock options have ten year terms and vest and become fully exercisable in accordance with the terms of their grant.

Additionally, the Company entered into a stock option agreement with the President of the Company to acquire 1,516,667 class B shares of the Company, at an exercise price of $5.00 per share. This stock option will be exercisable in whole or in part until exercised in full.

At September 30, 1997 there were 810,000 additional shares available for grant under the plans. The per share weighted-average estimated fair value of stock options granted during 1997 was $3.52 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.125%, and an expected life of 10 years.

The Company applies APB opinion No. 25 in accounting for its Plan and, accordingly no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation costs based on the fair value of the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below.


                                                             1997
                                                             ----
Net loss                   As Reported                     $19,503
                                                           -------
                           Pro Forma                       $25,510
                                                           -------
Net loss per share                                         $  1.19
                                                           -------

At September 30, 1997, the number of options exercisable was 1,706,667 and the weighted average exercise price of those options was $5.00.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

A.   Operating Leases

     The Company and its subsidiaries lease office and operating facilities under operating leases with unexpired terms ranging from two to nine years.

     Rent expense under all noncancelable operating leases for the Company and its subsidiaries for the years ended September 30, 1997, 1996 and 1995 is summarized as follows:

     1997.........................................................$1,661
     1996......................................................... 1,387
     1995......................................................... 1,287

Following is a summary of future minimum lease payments under noncancelable operating leases and the present value of future payments under capital leases as of September 30, 1997.


                                                          Total Operating Leases
                                                          ----------------------
      1998 .............................................           $2,139
      1999 .............................................            2,026
      2000 .............................................            1,869
      2001 .............................................            1,800
      2002 .............................................            1,800
                                                                   ------
          Total minimum lease payments .................           $9,634
                                                                   ======


                                                            Total Capital Leases
                                                            --------------------
      1998 .............................................           $  967
      1999 .............................................              547
      2000 .............................................               12
      2001 .............................................                3
                                                                   ------
          Total minimum lease payments .................            1,529
      Less amount representing interest  ...............              108
          at 10.25% to 12%                                         ------
          Present value of lease payments ..............            1,421
      Less current installments ........................              908
                                                                   ------
          Capital lease obligations,
          excluding currentinstallments ................           $  513
                                                                   ======

In 1991 the Company entered into an agreement with the Puerto Rico Aqueduct and Sewer Authority (PRASA) to invest approximately $15,000 to build a new bottling facility and waste water treatment plant. The Company is required to pay utilities surcharges of approximately $13 per month until the new facility is operational.

B.   Legal Proceedings

The Company was a defendant in nine putative class actions alleging federal securities violations by the Company and various officers and directors of the Company. These claims were settled as of September 30, 1997. The Company has recorded the cost of the settlement of the aforementioned nine putative actions as follows:

Cost of 2,500,000 class B shares of stock effectively contributed by the founding shareholders valued using the average trading price of the stock for a period of trade dates prior to the date of the settlement ($5.269)

                                                                        $13,172
Cash Payment of $2,500,000 less recovery  from insurers                      --
                                                                        -------
                                                                        $13,172
                                                                        =======


As part of the settlement of these claims, the Company was reimbursed $4,000,000 by its directors liability insurers, $2,500,000 of which were deemed by the Company as a reimbursement of the amounts paid to the claimants and the remaining balance of the recovery were recorded as a reduction of legal fees incurred in connection with this matter.

The contribution of the 2,500,000 class B shares by the founding shareholders was recorded as an additional contribution to the Company's capital using as its basis the average trading price of the stock referred to above.

The effect in the results of operations (pre-tax) of the Company for the year ended September 30, 1997, of the above mentioned transaction is as follows:

                                                                (In thousands)
o    Reduction in administrative expenses                           $  1,500
o    Settlement of the litigation                                    (13,172)
                                                                     -------
          Net effect on net income/(loss)                            (11,672)
o    Contribution of Class B shares by founding shareholders          13,172
                                                                     -------
          Net effect on shareholders' equity                         $ 1,500
                                                                     =======


In addition, the Securities and Exchange Commission (the "Commission") has issued a formal order of investigation in connection with accounting irregularities uncovered during 1996. The Staff of the Commission is currently engaged in that investigation and the Company is cooperating fully.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short term investments, accounts receivable, accounts payable, notes payable to bank, accrued payroll, taxes and other current liabilities approximate fair value because of the short maturity of these instruments.

The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current floating borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at September 30, 1997 and 1996.

The Company currently does not hold any derivatives.

Under the equity method, the Company's investment in BAESA has been reduced to zero.

NOTE - 14  INTANGIBLE AND FIXED ASSET WRITE-OFFS

In 1996, the Company recorded a non-cash charge of approximately $600 in order to write off an intangible.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. 1 -- Election of Directors" in the Company's 1997 Proxy Statement (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission in December 1997. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K pursuant to Instruction G of Form 10-K.

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

          (3)  The following exhibits are filed as part of this report:


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------

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

10.10 Amendment No. 3 to Shareholders Agreement (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10.11 Stock Option Agreement dated as of September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.12 Voting Trust Agreement dated September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Bottling Company and the Grantors (incorporated by reference to Exhibit 2 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.13 Consent of PepsiCo., Inc. to the terms of the Voting Trust Agreement referred to under Exhibit No. 10.12 above. (Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1996).
10.14 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.15 Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to Exhibit 2 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.16 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of 10.16 December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).
10.17 Amendment No. 4 to the Shareholders Agreement (incorporated by reference to the Exhibit 10.13 to the Company's Annual Report on Form 10K/A-1 for the fiscal year ended September 30, 1996).
10.18 Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Distributing Company, Beverage Plastics Company and Banco Popular de Puerto Rico (incorporated by reference to
          Exhibit 10.18 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997).
10.19 Master Lease Agreement dated April 18, 1997 between General Electric Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30,
          1997).
10.20 Amendment No. 5 to Class A Shareholders Agreement (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997).
10.21 Trust Agreement dated as of May 14, 1997 among certain shareholders of the Company and Rafael Nin, as Trustee (incorporated by reference to Exhibit 1 to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13, 1997).
10.22 Stock Option Agreement dated as of May 14, 1997 among certain grantors, a special committee of the Company's Board of Directors, the Company and Rafael Nin (incorporated by reference to Exhibit No. 2 to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13,
          1997).
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

     (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

     (d) The Consolidated Financial Statements and the financial statement schedules listed under Item 14(a)(2) are filed herewith.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                        Additions
                                                                         ------------------------------------------
                                                           Balance at    Charged to
                                                          beginning of    costs and     Charged to                    Balance at end
                    Description                              period       expenses    other accounts   Deductions(1)    of period
                    -----------                           ------------   ----------   --------------   -------------  --------------
Fiscal Year Ended September 30, 1997:
         Allowance for doubtful accounts ..............       1,158          355                           (124)        $ 1,389
Fiscal Year Ended September 30, 1996:
         Allowance for doubtful accounts ..............       1,458          511           --              (811)        $ 1,158
Fiscal Year Ended September 30, 1995
         Allowance for doubtful accounts ..............       1,220          386           --              (148)        $ 1,458

----------
(1)  Uncollectible receivables.

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


    Signatures                    Title                          Date
    ----------                    -----                          ----


/s/ Rafael Nin                Director and Chief Executive    December 23, 1997
------------------------      Officer
Rafael Nin


/s/ John William Beck         Director                        December 23, 1997
------------------------
John William Beck


/s/ Charles R. Krauser        Director                        December 23, 1997
------------------------
Charles R. Krauser


/s/ Anton Schedlbauer         Director                        December 23, 1997
------------------------
Anton Schedlbauer


/s/ C. Leon Timothy           Director                        December 23, 1997
------------------------
C. Leon Timothy


/s/ Richard Reiss Huyke       Director                        December 23, 1997
------------------------
Richard Reiss Huyke


/s/ Sutton Keany              Director                        December 23, 1997
------------------------
Sutton Keany


/s/ David L. Virginia         Vice President and              December 23, 1997
------------------------      Chief Financial Officer
David L. Virginia


/s/ Wanda Rivera Ortiz        Chief Accounting Officer        December 23, 1997
------------------------
Wanda Rivera Ortiz