Form 10-Q
period 1997-12-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1998-02-12
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q



(Mark One)

<checked-box> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997


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

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                        NUMBER

PART I  FINANCIAL INFORMATION.............................................  3

Item 1. Financial Statements:.............................................  3

         Condensed Consolidated Balance Sheets (unaudited) at
          December 31, 1997 and September 30, 1997........................  3
         Condensed Consolidated Statements of Income/(Loss)
          (unaudited) for the Three Months Ended
          December 31, 1997 and 1996......................................  5
         Condensed  Consolidated  Statements of Cash Flows
          (unaudited) for  the Three Months Ended
          December 31, 1997 and 1996......................................  6
         Notes to Condensed Consolidated Financial Statements
          (unaudited).....................................................  7

Item 2. Management's Discussions and Analysis of Financial Condition and
         Results of Operations............................................  14


PART II OTHER INFORMATION.................................................  19

Item 1. Legal Proceedings.................................................  19

Item 6. Exhibits and Reports on Form 8-K..................................  19
         (a) Exhibits.....................................................  19
         (b) Reports on Form 8-K during the quarter ended
              December 31, 1997...........................................  19

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                                    ASSETS


                                                                 December 31,                        September 30,
                                                                     1997                                1997
                                                                  (unaudited)                          (audited)
                                                                  ___________                         ___________
Cash and cash equivalents                                             $13,814                             $19,447
Accounts receivable:
       Trade, less allowance for doubtful accounts of $1,493          12,133                              11,681
          at December 31, 1997 and $1,389 at September 30, 1997
       Due from PepsiCo, Inc. and affiliated companies                     95                                 943
       Other                                                            4,416                               4,273
Inventories                                                             3,144                               3,635
Deferred income taxes                                                      97                                  97
Prepaid expenses and other current assets                               1,557                               1,414
                                                                       ______                              ______
             Total current assets                                      35,256                              41,490
Investment in Buenos Aires Embotelladora S.A. (BAESA)                      --                                  --
Deferred income tax, long-term                                          1,554                               1,619
Long-lived assets for sale, principally land and building               3,752                               3,752
Property, plant and equipment, net                                     46,466                              47,347
Intangible assets, net of accumulated amortization                      1,655                               1,644
Other assets                                                                9                                  58
                                                                      _______                             _______
             Total assets                                             $88,692                             $95,910
                                                                      =======                             =======

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI-COLA PUERTO RICO BOTTLING
                       COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                      (U.S. DOLLARS IN THOUSANDS)

                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     December 31,                       September 30,
                                                                         1997                               1997
                                                                       (unaudited)                        (audited)
                                                                     _____________                      _____________
Liabilities:
Current installments of long-term debt                                   $1,007                              $1,007
Current installments of capital lease obligations                           910                                 908
Short-term borrowings                                                     4,384                               5,430
Accounts payable:
       Trade                                                              9,446                              13,750
       Affiliate                                                             --                                  32
Income tax payable                                                          234                                 199
Other accrued expenses                                                    5,204                               4,830
                                                                         ______                              ______
   Total current liabilities                                             21,185                              26,156
Long-term debt, excluding current installments                           23,371                              23,636
Capital lease obligations, excluding current installments                   228                                 513
Accrued pension cost, long-term                                           1,507                               2,213
                                                                         ______                              ______
   Total liabilities                                                     46,291                              52,518
Shareholders' equity:
Class A common shares of $0.01 par value; authorized,
    issued and outstanding 5,000,000 shares                                  50                                  50
Class B common shares, $0.01 par value; authorized
    35,000,000 shares; issued and outstanding                               165                                 165
    16,500,000 shares
Additional paid-in capital                                              103,910                             103,910
Retained earnings/(deficit)                                             (60,726)                            (59,735)
Pension liability adjustment                                               (998)                               (998)
                                                                        _______                              ______
       Total shareholders' equity                                        42,401                              43,392
                                                                        _______                              ______
       Total liabilities and shareholders' equity                       $88,692                             $95,910
                                                                        =======                             =======

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI-COLA PUERTO RICO BOTTLING
                       COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
           (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                Three Months Ended December 31,
                                                                            1997                                1996
                                                                         (unaudited)                          (unaudited)
                                                                         ___________                          ___________
Net Sales                                                               $    25,517                          $   25,798
Cost of Sales                                                                17,199                              17,909
                                                                        ___________                          __________
   Gross profit                                                               8,318                               7,889
Selling and marketing expenses                                                7,413                               8,218
Administrative expenses                                                       1,384                               2,820
                                                                              _____                               _____
Income/(loss) from operations                                                  (479)                             (3,149)
Other income (expenses):
       Interest expense                                                        (663)                               (632)
       Interest income                                                          236                                 408
       Other, net                                                                40                                  26
                                                                        ___________                           _________
             Total other income (expenses)                                     (387)                               (198)
                                                                        ___________                           _________
Loss before income tax expense                                                 (866)                             (3,347)
Income tax expense                                                             (125)                               (108)
                                                                        ___________                           _________
Net income/(loss)                                                             $(991)                            $(3,455)
                                                                        ___________                           _________
Basic loss per common share:                                                 $(0.05)                             $(0.16)
                                                                        ___________                           _________
Weighted average number of shares outstanding                                21,500                              21,500
                                                                        ===========                           =========

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                           AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (U.S. DOLLARS IN THOUSANDS)



                                                                                Three Months Ended December 31,
                                                                           1997                               1996
                                                                        (unaudited)                         (unaudited)
                                                                       ____________                         ___________
Net loss                                                                     $(991)                           $(3,455)
Adjustments to reconcile net earnings to net cash provided by/
  (used in) operating activities:
  (Gain)/loss on sale of property, plant and equipment                          52                                 60
  Depreciation and amortization                                              1,335                              1,632
  Changes in assets and liabilities:
       Accounts receivable                                                     253                               (655)
       Inventories                                                             491                                550
       Prepaid expenses and other current assets                              (143)                              (108)
       Accounts payable                                                     (4,336)                              (742)
       Other accrued expenses                                                  374                             (2,362)
       Income taxes payable                                                     35                                (77)
       Other, net                                                             (624)                                22
                                                                          ________                            _______
Net cash provided by/(used in) operating activities                         (3,554)                            (5,135)

Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                           16                                137
  Proceeds from matured short-term investment                                   --                             12,904
  Purchases of property, plant and equipment                                  (501)                            (1,400)
                                                                          ________                            _______
       Net cash provided by/(used in) investing activities                    (485)                            11,641

Cash flows from financing activities:
  Proceeds from short-term borrowings                                           --                                462
  Repayment of long-term debt                                               (1,311)                              (386)
  Repayment of capital lease obligations                                      (283)                              (147)
                                                                          ________                            _______
       Net cash provided by/(used in) financing activities                  (1,594)                               (71)

Net increase in cash and cash equivalents                                   (5,633)                             6,435
Cash and cash equivalents at beginning of period                            19,447                             18,614
                                                                          ________                            _______
Cash and cash equivalents at end of period                                 $13,814                            $25,049
                                                                          ========                            =======
Supplemental disclosures:
Cash paid for:
       Interest                                                               $692                               $573
       Income taxes                                                             25                                185

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            PEPSI-COLA PUERTO RICO BOTTLING
                       COMPANY AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                              (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998.

(2)  INVENTORIES

     Inventories consist of the following:

                                                December 31,                September 30,
                                                    1997                        1997
                                                ____________                 ___________
Raw materials                                    $  1,166                    $  1,070
Finished goods                                      1,003                       1,428
Other                                                 975                       1,137
                                                 ________                    ________
                                                 $  3,144                    $  3,635
                                                 ========                    ========

(3)  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                 December 31,                 September 30,
                                                     1997                         1997
                                                 ____________                 _____________
Land and improvements                            $    7,057                    $   7,057
Buildings and improvements                           14,665                       14,682
Machinery, equipment and vehicles                    48,243                       48,081
Bottles, cases and shells                             1,370                        1,515
Furniture and fixtures                                1,580                        1,580
Construction in process                                 506                           86
                                                 __________                    _________
                                                     73,421                       73,001
Less accumulated depreciation and amortization      (26,955)                     (25,654)
                                                 __________                    _________
  Property, plant and equipment, net             $   46,466                     $ 47,347
                                                 ==========                     ========

(4)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     The Company has adopted the provisions of FASB 128 for fiscal year 1998. Under the provisions of FASB 128 the Company is required to report earnings/(losses) per share under the following two concepts: (i) basic earnings/(losses) per share and (ii) diluted earnings/(losses) per share. Under the diluted earnings/(losses) per share method, the Company must consider in the computation of earnings/(losses) per share the effect of all dilutive potential common shares that were outstanding for the period. Nevertheless, if the effect of considering the potential common shares results in the computation being antidilutive then the FASB requires that the Company present basic earnings/(losses) per share only. The Company has reported losses for both the 1997 and 1998 interim periods, therefore it does not include the potential common shares in the computation of loss per share since this would result in an antidilutive computation of such loss per common share. Therefore the Company's reported basic and diluted earnings/(losses) per share is the same. Potential common shares outstanding at December 31, 1997 which could, in the future, enter into the computation of diluted earnings/(losses) per share amount to 1,706,667.

     Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") opinion no. 25, "Accounting for Stock issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of the grant. Alternatively, the SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure required by SFAS No. 123.

(5)  INCOME TAX

     The Company provided a current income tax expense of $125 and $108 for the three month periods ended December 31, 1997 and 1996, respectively.

(6)  NOTES PAYABLE TO BANK AND LONG-TERM DEBT

     The Company has, among its credit facilities, a $5 million revolving credit facility, of which $3,747 was outstanding at December 31, 1997 and the balance available was fully drawn shortly after December 31, 1997.

(7)  RELATED PARTY TRANSACTIONS

     The following are transactions between the Company and subsidiaries, and other related parties for the three months ended December 31, 1997 and 1996, respectively:

           (i) The Company paid approximately $675 and $856 during the three months ended December 31, 1997 and 1996, respectively, in advertising fees to a firm controlled by a shareholder of the Company.

           (ii) The Company paid approximately $71 and $50 during the three month periods ended December 31, 1997 and 1996, respectively for legal fees to a firm, one of whose partners is a relative of the Company's President.

(8)  INVESTMENT IN BAESA

     The Company owns 12,345,348 shares, or approximately 17% as of September 30, 1997 and 1996, respectively, of the outstanding capital stock of BAESA. Through June 30, 1996, the Company exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. On May 9, 1997, The Buenos Aires Stock Exchange suspended trading of BAESA's class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine Accounting Principles. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring plan which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its pro rata share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. On January 29, 1998, BAESA announced that its shareholders had approved the restructuring plan. The plan provides for the recapitalization of BAESA and involves lenders holding 89% of the approximately $700 million of debt being restructured. This $700 million includes $60 million of 8.5% negotiable obligations originally issued in the Eurobond market (the "Eurobonds"). The implementation of the plan is contingent upon the satisfaction of several conditions including: (i) the tender of a least 92% of the face value of the Eurobonds in connection with the restructuring; (ii) the settlement of class action litigation commenced against BAESA in the United States; and (iii) approvals by Argentine and United States regulatory authorities for the issuance of new BAESA equity, and by Argentine authorities for the issuance of new debt, as part of the restructuring. BAESA also announced that, if the requisite amount of Eurobonds is not tendered, or the class action litigation is not settled on terms acceptable to BAESA, the parties to the restructuring plan agreement have agreed to support a prepackaged plan of reorganization of BAESA under Chapter XI of the United States Bankruptcy Code.

     The Company withdrew its interest in BAESA Shareholder Associates ("BSA"), and liquidated Argentine Bottling Associates, two partnerships, which previously held the Company's interest in BAESA, during fiscal year 1997. These actions have resulted in the Company holding its BAESA shares directly, and eliminates for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

     The following condensed audited financial information relating to BAESA as of September 30, 1996 (in thousands of U.S. dollars), and for the year then ended has been provided to the Company by BAESA; its inclusion in this report is for disclosure purposes only and the Company makes no representation as to the accuracy or completeness of such information. At the present time, the Company does not control, or have significant influence over, the management or operations of BAESA. For further information regarding BAESA, investors should consult information made publicly available by BAESA to its shareholders.

                                                                                                                  SEPTEMBER 30,
                                                                                                                       1996
                                                                                                                  _____________
ASSETS
Cash and cash equivalents....................................................................................         $27,361
Accounts receivable, net.....................................................................................          64,069
Inventories..................................................................................................          31,077
Deferred income tax, net.....................................................................................           6,681
Other current assets.........................................................................................           8,469
                                                                                                                      _______
       Total current assets..................................................................................         137,657
Property, plant and equipment, net...........................................................................         586,908
Intangible assets, net.......................................................................................          79,092
Investment in joint venture..................................................................................         106,918
Other assets.................................................................................................          16,805
                                                                                                                      _______
       Total assets..........................................................................................        $927,380
                                                                                                                     ========
LIABILITIES
Current installments of long-term debt and capital lease obligations.........................................        $290,299
Bank loans and overdrafts....................................................................................         375,788
Accounts payable, income tax payable and accrued expenses....................................................         190,981
                                                                                                                     ________
       Total current liabilities.............................................................................        $857,068
Long-term debt...............................................................................................          87,461
Deferred income taxes........................................................................................           7,740
Other long-term liabilities..................................................................................           8,385
                                                                                                                     ________
       Total liabilities.....................................................................................         960,654
Total shareholders' equity/(deficit).........................................................................         (33,274)
                                                                                                                     ________
       Total liabilities and shareholders' equity/(deficit)..................................................        $927,380
                                                                                                                     ========

                                      10

                                                                                                                     YEAR ENDED
                                                                                                                    SEPTEMBER 30,
                                                                                                                        1996
                                                                                                                    _____________
Net Sales....................................................................................................        $680,236
                                                                                                                    _________
Cost and Expenses:
Cost of sales................................................................................................        (472,692)
Selling and marketing expenses...............................................................................        (354,880)
Administrative expenses......................................................................................        (192,210)
Restructuring costs..........................................................................................         (34,782)
                                                                                                                    _________
                                                                                                                   (1,054,564)
                                                                                                                    _________
Income/(loss) from operations................................................................................        (374,328)
Other income (expenses), net.................................................................................         (75,459)
                                                                                                                    _________
       Income/(loss) before income tax (expense) benefit and equity
             in net earnings of affiliate....................................................................        (449,787)
Income/(loss) tax (expense) benefit..........................................................................          (8,191)
                                                                                                                    _________
       Income/(loss) before equity in net earnings of affiliate..............................................        (457,978)
Equity in net earnings of affiliate..........................................................................           5,597
                                                                                                                    _________
       Net income/(loss).....................................................................................       $(452,381)
                                                                                                                    =========

(9)  STOCK OPTION PLANS

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

     Additionally, the Company entered into a stock option agreement with the President of the Company which grants him the right to acquire 1,516,667 class B shares of the Company, at an exercise price of $5.00 per share. This stock option will be exercisable in whole or in part until exercised in full.

     At September 30, 1997, there were 810,000 additional shares available for grant under the plans. The per share weighted-average estimated fair value of stock options granted during 1997 was $3.52 on the date of the grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.125%, and an expected life of 10 years.

     The Company applies APB opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

(10) CONTINGENCIES

LEGAL PROCEEDINGS

     The Securities and Exchange Commission (the "Commission") has issued a formal order of investigation in connection with accounting irregularities uncovered during 1996. The Staff of the Commission is currently engaged in that investigation and the Company is cooperating fully.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, bank loans and overdrafts, accrued payroll, taxes and other current liabilities approximate fair value because of the short maturity of these instruments.

     The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at December 31, 1997.

     The Company currently does not hold any derivatives.

     Under the equity method of accounting, the Company's investment in BAESA has been reduced to zero.

                    PEPSI-COLA PUERTO RICO BOTTLING
                       COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of December 31, 1997 and September 30, 1997 and for the three month periods ended December 31, 1996 and 1997 (the "1997 interim period" and the "1998 interim period," respectively).

     This Report contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report refer to expectations regarding the payment of dividends and estimated capital expenditures for future years. These forward looking statements reflect Management's expectations and are based upon currently available data; however, actual payments and expenditures are subject to future events and uncertainties which could materially impact the Company's ability to pay dividends and its ability and need to make capital expenditures.

     PRESENTATION OF FINANCIAL INFORMATION

     In addition to conducting its own bottling operations, the Company owns 12,345,348 shares, or approximately 17% of the outstanding capital stock, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company.

     On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B Shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring plan which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its pro rata share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. On January 29, 1998, BAESA announced that its shareholders had approved the restructuring plan. The plan provides for the recapitalization of BAESA and involves lenders holding 89% of the approximately $700 million of debt being restructured. This $700 million includes $60 million of 8.5% negotiable obligations originally issued in the Eurobond market (the "Eurobonds"). The implementation of the plan is contingent upon the satisfaction of several conditions including: (i) the tender of a least 92% of the face value of the Eurobonds in connection with the restructuring; (ii) the settlement of class action litigation commenced against BAESA in the United States; and (iii) approvals by Argentine and United States regulatory authorities for the issuance of new BAESA equity, and by Argentine authorities for the issuance of new debt, as part of the restructuring. BAESA also announced that, if the requisite amount of Eurobonds is not tendered, or the class action litigation is not settled on terms acceptable to BAESA, the parties to the restructuring plan agreement have agreed to support a prepackaged plan of reorganization of BAESA under Chapter XI of the United States Bankruptcy Code.

     The  Company  withdrew  its  interest  in BSA,  and  liquidated  Argentine
Bottling Associates, two partnerships, which previously held the Company's interest in BAESA, during fiscal year 1997. These actions have resulted in the Company holding its BAESA shares directly, and eliminates for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

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

THE COMPANY

     GENERAL

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                       FISCAL YEAR                          INTERIM
                                          __________________________________         __________________
                                           1995          1996          1997          1997         1998
Net Sales                                 100.0%        100.0%        100.0%        100.0%       100.0%
Cost of Sales                              59.4          72.8          68.8          69.4         67.4
Gross Profit                               40.6          27.2          31.2          30.6         32.6
Selling and Marketing Expenses             26.6          41.3          30.5          31.9         29.1
Administrative Expenses                     5.5           9.3           8.5          10.9          5.4
Intangibles and Fixed Asset Write-offs        -             -            .5             -        -
Restructuring Charges                         -           2.6          13.3             -            -
Income (Loss) from Operations               8.5         (26.1)        (21.6)        (12.2)        (1.9)
                                          =====         ======        ======        ======        =====

     1998 INTERIM PERIOD COMPARED TO 1997 INTERIM PERIOD

     NET SALES. Net sales for the Company decreased $.3 million, or 1.1%, for the 1998 interim period from the 1997 interim period to $25.5 million. This decrease was primarily the result of the increase in discounts provided to customers partially offset by a 8.6% increase in unit sales volume in the 1998 interim period as compared to the 1997 interim period. This increase in discounts resulted from increased competitive activity. The average net sales price on an eight ounce case equivalent basis decreased during the 1998 interim period by approximately 8.9% as compared to the 1997 interim period.

     COST OF SALES. Cost of sales for the Company decreased $.7 million, or 4.0% for the 1998 interim period as compared to the 1997 interim period to $17.2 million. This decrease was primarily the result of lower raw material costs offset, in part, by the 8.6% increase in unit sales volume in the 1998 interim period as compared to the 1997 interim period.

     GROSS PROFIT. Gross profit for the Company increased by $.4 million to $8.3 million in the 1998 interim period from $7.9 million in the 1997 interim period. As a percentage of net sales, gross profit increased to 32.6% in the 1998 interim period from 30.6% in the 1997 interim period. The increase was primarily due to lower raw material costs and the increase in unit sales volume of 8.6%, offset partially by the lower average net selling price per eight ounce case.

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

     Selling and marketing expenses for the Company decreased $.8 million, or 9.8%, to $7.4 million for the 1998 interim period as compared to the 1997 interim period. This decrease was primarily due to reduced operating expenses of $.5 million and lower marketing spending of $.3 million in the 1998 interim period as compared to the 1997 interim period. The Company has elected to reduce the level of marketing spending wherever possible to lessen the impact of the lower average net selling price in the 1998 interim period as compared to the 1997 interim period.

     ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased $1.4 million or 50.9% for the 1998 interim period from the 1997 interim period to $1.4 million. This decrease is primarily the result of lower professional fees of $.9 million which is due to a substantial reduction in civil litigation related expenses, and lower labor and other operating expenses of $.5 million. As a percentage of net sales, administrative expenses decreased to 5.4% during the 1998 interim period from 10.9% in the 1997 interim period.

     INCOME/(LOSS) FROM OPERATIONS. Income/(loss) from operations for the Company increased to $(.5) million in the 1998 interim period, from $(3.1) million in the 1997 interim period. This increase is the result of lower cost of sales of $.7 million, lower selling and marketing expenses of $.8 million, and lower administrative expenses of $1.4 million, offset in part by lower net revenue of $(.3) million for the 1998 interim period as compared to the 1997 interim period.

     NET INCOME/(LOSS). Net income/(loss) increased to $(1.0) million in the 1998 interim period, from $(3.5) million during the 1997 interim period. This increase is primarily the result of lower cost of sales of $.7 million, lower selling and marketing expenses of $.8 million, and lower administrative expenses of $1.4 million, offset in part by lower net sales of $(.3) million and lower other income/(expense) of $(.2) million for the 1998 interim period as compared to the 1997 interim period.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $13.8 million of cash and cash equivalents and indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations, of $29.9 million, which in turn included $6.3 million of current and short-term obligations.

     The Company's current priority is to restore profitability with respect to its Puerto Rican operations. As of December 31, 1997, the Company has used approximately $27.7 million, net of interest earnings, of the cash set aside from its September 1995 initial public offering to support these efforts, for the repayment of indebtedness, and for additions to the Company's working capital which has been and continues to be affected as a result of the Company's net operating losses, and to cover a portion of the cost of the offering. In addition, on April 8, 1997, the Company completed the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets.

     Net cash provided by/(used in) operating activities for the Company for the 1998 interim period was $(3.6) million compared to $(5.1) million during the 1997 interim period. This change was mainly the result of the net cash loss after depreciation and amortization of $.4 million and changes in assets and liabilities of $(4.0) million during the 1998 interim period, as compared to $(1.8) million and $(3.3) million, respectively, for the 1997 interim period. As of December 31, 1997, the Company had $70.5 million in net operating loss carryforwards available to offset future Puerto Rican income taxes and $39.3 million in net operating loss carryforwards available to offset future U.S. taxable income.

     Net cash provided by/(used in) investing activities for the Company was $(.5) million for the 1998 interim period, as compared with $11.6 million during the 1997 interim period. Purchases of property, plant and equipment, net of disposals, amounted to $(.5) million during the 1998 interim period as compared to $(1.3) million during the 1997 interim period. Proceeds from short-term investment were zero during the 1998 interim period as compared to $12.9 million for the 1997 interim period. No dividends were received from BAESA by the Company during the 1998 or 1997 interim periods.

     Cash flows provided by/(used in) financing activities for the Company during the 1998 interim period were $(1.6) million compared to $(0.1) million during the 1997 interim period. The significant financing activities for the Company during the 1998 interim period were the net repayment of debt. The significant financing activities during the 1997 interim period were also the net repayment of debt. The Company did not pay any dividends for either the 1998 or 1997 interim periods. In the future, the payment of dividends will be in part dependent on the receipt of dividends from BAESA, and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular. The Company does not expect to pay any dividends for the foreseeable future.

     In November 1994, the Company and its subsidiaries entered into a Credit Agreement with Banco Popular. The Credit Agreement provides for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in non-revolving loans. In December 1995, Banco Popular increased the amount the Company could borrow under revolving loans. As of March 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $5.3 million and non-revolving loans in an aggregate principal amount of $15.0 million. On April 8, 1997, the Company entered into a Second Restated Credit Agreement with Banco Popular, the holder of this debt. The effect of this new agreement was to restructure the existing debt into two portions, a long-term loan of $25.0 million and a short-term revolving credit facility of $5.0 million. Both portions bear interest at 2.5% over LIBOR.

     The weighted average interest rate on such borrowings was 8.3% for the 1998 interim period. Beginning on May 1, 1997, the Company is required to make monthly payments of principal in the amount of $.083 million with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (April 1, 2007) when an $11.8 million balloon payment is due. The Company may prepay certain of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

     Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of Total Liabilities to Tangible Net Worth (as defined in the Second Restated Credit Agreement) of not more than 1.60 to 1 for fiscal year 1997 and 1.50 to 1 for each fiscal year thereafter during the term of the Second Restated Credit Agreement; (ii) a ratio of Operating Cash Flow to Total Debt Service (as defined in the Second Restated Credit Agreement) of 1 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; (iii) a minimum Tangible Net Worth of $37 million on September 30, 1997 and of $39.5 million, $42 million, $44.5 million and $47 million, respectively, by September 30, 1998, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, a portion of excess cash flow (as defined in the Second Restated Credit Agreement), and a portion of net proceeds associated with any sale of Class A shares, require early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable, if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular under the Second Restated Credit Agreement.

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

     Capital expenditures for the Company totaled $.5 million in the 1998 interim period as compared to $1.4 million in the 1997 interim period. The
Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the Company for the fiscal years 1998 and 1999 may be approximately $3 million in each year.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information contained in Note 10 to Notes to Condensed Consolidated Financial Statements contained in Part I of this Report is incorporated herein by reference. Except as described in that Note, there were no material developments regarding legal proceedings involving the Company during the three month period ended December 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following exhibits are filed herewith or incorporated herein:

Exhibit
NUMBER    DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
3.2 Certificate of Amendment of the Company's Amended and Restated Certificate of Incorporation.
3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
4.1 Form of Specimen Stock Certificate representing Class B Shares (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94620) (the "S-1 Registration Statement")).
10.1      Franchise Commitment  Letter  (incorporated  by  reference to Exhibit
          10.1 to the S-1 Registration Statement).
10.2 Letter Agreement between the Company and PepsiCo extending term of Exclusive Bottling Appointments (incorporated by reference to Exhibit
          10.2 to the S-1 Registration Statement).
10.3      Form of Exclusive  Bottling Appointment (incorporated by reference to
          Exhibit 10.3 to the S-1 Registration Statement).
10.4 Material Differences in Exclusive Bottling Appointments (incorporated by reference to Exhibit 10.4 to the S-1 Registration Statement).
10.5      Concentrate Price Agreement  (incorporated  by  reference  to Exhibit
          10.5 to the S-1 Registration Statement).
10.6 Amended and Restated General Partnership Agreement for BSA (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the S-1 Registration Statement).
10.7 Shareholders Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the S-1 Registration Statement).
10.8 Amendment No. 1 to Shareholders Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the S-1 Registration Statement).
10.9 Amendment No. 2 to Shareholders Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the S-1 Registration Statement).
10.10 Amendment No. 3 to Shareholders Agreement (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10.11 Stock Option Agreement dated as of September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.12 Voting Trust Agreement dated September 28, 1996 among Rafael Nin, Pepsi-Cola Puerto Rico Bottling Company and the Grantors (incorporated by reference to Exhibit 2 to the Schedule 13D of Rafael Nin dated October 9, 1996).
10.13 Consent of PepsiCo, Inc. to the terms of the Voting Trust Agreement referred to under Exhibit No. 10.12 above.
10.14 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).

10.15 Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to Exhibit 2 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).
10.16 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).
10.17 Amendment No. 4 to the Shareholders Agreement (incorporated by reference to the Exhibit 10.13 to the Company's Annual Report on Form 10K/A-1 for the fiscal year ended September 30, 1996).
10.18 Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Distributing Company, Beverage Plastics Company and Banco Popular de Puerto Rico (incorporated by reference to the Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
10.19 Master Lease Agreement dated April 18, 1997 between General Electric Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to the Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
10.20 Amendment No. 5 to Class A Shareholders Agreement (incorporated by reference to the Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).
10.21 Trust Agreement dated as of May 14, 1997 among certain shareholders of the Company and Rafael Nin, as Trustee (incorporated by reference to Exhibit 1 to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13, 1997).
10.22 Stock Option Agreement dated as of May 14, 1997 among certain grantors, a special committee of the Company's Board of Directors, the Company and Rafael Nin (incorporated by reference to Exhibit No. 2 to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13, 1997).
21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1 Registration Statement).


          (b) There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            SIGNATURES                              TITLE                               DATE
            __________                              _____                               ____
    /S/ RAFAEL NIN                  Chief Executive Officer                       February 12, 1998
_____________________________
Rafael Nin


    /S/ DAVID L. VIRGINIA           Chief Financial Officer and Chief             February 12, 1998
_____________________________       Accounting Officer
David L. Virginia


    /S/ WANDA RIVERA ORTIZ          Chief Accounting Officer                      February 12, 1998
_____________________________
Wanda Rivera Ortiz
