Form 10-K/A
period 1997-09-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1998-04-13
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                            FORM 10-K/A-1
(Mark One)
<checked-box>    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                      or
<square>       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

  TITLE OF EACH CLASS             NAME OF EXCHANGE ON WHICH REGISTERED
 Class B Common Stock,                  New York Stock Exchange
    Par Value $.01

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

       At the request of the staff of the Securities and Exchange Commission, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Pepsi-Cola Puerto Rico Bottling Company (the "Company") hereby amends the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on December 31, 1997 (the "Annual Report") to clarify certain disclosures that were referred to by the staff in its comment letter dated March 19, 1998. This Form 10-K/A-1 restates Item 1 of the Annual Report to clarify certain information regarding the Company's Business Strategy and correct certain typographical errors, and restates Item 7 of the Annual Report to clarify certain information regarding the possible effects of BAESA's long term restructuring plan on the Company's rights and obligations under the credit facility with Banco Popular.

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

      The Company plans to report market share data obtained from A.C. Nielsen, an independent research company. The Company plans to report data provided by A.C. Nielsen because the Company believes that the methodology used by A.C. Nielsen to derive market share data represents a more recognized measurement system, and is consistent with that generally used in the United States to derive market share data for the soft drink bottling business. The A.C. Nielsen service has only recently been made available for use in Puerto Rico. The data collection for this service began approximately three years ago. A.C. Nielsen market share data is presented for comparison purposes in this report.

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

      SOFT DRINK PRODUCTS

      The cola and flavored soft drinks segments represented approximately 52.8% and 13.6%, respectively, of the soft drink market in Puerto Rico in fiscal year 1997. The following chart shows the Company's case sales volume of cola soft drinks for the periods indicated:

                                                                              COMPANY COLA
                                                                                 VOLUME
CALENDAR YEAR                                                           (IN MILLIONS OF CASES)(1)
-------------                                                           -------------------------
1990...................................................................            21.4
1991...................................................................            22.5
1992...................................................................            21.6
1993...................................................................            21.9
1994...................................................................            24.8
1995 *.................................................................            24.9
1996 *.................................................................            25.9
1997 *.................................................................            27.4

------------------------
(1) SOURCE: Asesores
 *  Represents cola sales volume for the twelve month period ended on September 30 of the respective years.


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

      The following chart reflects the Company's share of the soft drink and cola take-home market segments in Puerto Rico for the periods indicated:

                                                      COMPANY SHARE OF            COMPANY SHARE OF
                                                    SOFT DRINK TAKE-HOME           COLA TAKE-HOME
CALENDAR YEAR                                         MARKET SEGMENT(1)           MARKET SEGMENT(1)
-------------                                       --------------------          -----------------
1990................................................         47.3%                      58.7%
1991................................................         47.8                       60.7
1992................................................         53.1                       61.4
1993................................................         49.1                       59.5
1994................................................         49.3                       56.7
1995 *..............................................         49.4                       56.5
1996 *..............................................         47.3                       54.2
1997 *..............................................         42.6                       47.8

------------------------
(1)  SOURCE:  Asesores
* For these years, the data given in the table is for the twelve month period ended on August 31.


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

BUSINESS STRATEGY

      The Company's current business strategy is to restore the profitability of its Puerto Rican bottling operations. The Company intends to pursue this strategy through the implementation of new pricing initiatives designed to address the current intense price competition in the soft drink market in Puerto Rico, the realization of efficiencies and cost savings through the consolidation of its existing operations in its new bottling facility during fiscal year 1997, and the implementation of further cost cutting measures. The Company through the implementation of new pricing initiatives intends to increase the average net price of its goods sold by (i) increasing the number of full service vending machines in the market, and (ii) increasing the volume sold by the Company to the "cold market", and smaller independent supermarket account segments through improved service using the route presell or route sell method. There can be no assurance, however, that the Company will be successful in achieving its goal of restoring the profitability of its Puerto Rican bottling operations.

      The Company completed, during the fiscal year 1996, the construction of the Toa Baja plant and the consolidation of its operations in this facility during 1997. The Toa Baja plant has 3 bottling lines and increased the Company's annual production capacity by 60% (at comparable utilization rates) to approximately 44 million cases per year. The Company commenced operations at the Toa Baja plant in the third fiscal quarter of 1996 and has closed the R<i'>o Piedras plant which is currently for sale. The plastics production facility moved to Toa Baja in the first quarter of fiscal year 1997. Several facilities leased by the Company in the San Juan area and elsewhere in Puerto Rico were closed as a result of the completion and consolidation of operations in the Toa Baja plant. The Company has realized significant savings through its move to the new Toa Baja facility.

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

      The Franchise Commitment Letter requires the Company to attain certain minimum market share and distribution (in terms of sales volume) levels of the cola market and flavored soft drink market, and minimum levels of capital expenditures. The Exclusive Bottling Appointments require the Company to maintain the share, distribution and expenditure targets for the PepsiCo soft drink products set forth in the Franchise Commitment Letter. The flavored soft drink market share level requirements and the capital expenditure requirements only apply through 1992 and 1991, respectively. The Company is required to, at all times, maintain (i) a minimum market share of 56.7% in the cola market as measured by the rolling average of the last six consumer consumption surveys (each covering two months) conducted by Asesores, and (ii) an annual growth rate of sales volume for bottles, cans and post-mix of soft drinks in excess of the soft drink industry annual average growth rate for bottles and cans in Puerto Rico, as measured by Asesores. The Company has not during the past fiscal year met certain market share and distribution requirements contained in the Franchise Commitment Letter. Based on the market data provided by Asesores for the six consumer surveys in the period ended August 31, 1997, the Company's market share for cola soft drinks was 49.5%. The Company's annual sales growth rate for soft drinks for the twelve month period ended August 31, 1997 was approximately 4.7% as compared to the industry average annual growth rate of approximately 12.8% for the same period, as measured by Asesores. The Company has not received any notice from PepsiCo regarding any violations and does not believe that there is any risk to the Company of being adversely affected by them. The Company and PepsiCo are working together to address the issue of the Company's failure to meet the market share and distribution requirements contained in the Franchise Commitment Letter. In the event the Company materially fails to achieve such aggregate market share distribution or capital expenditure requirements and such failure continues for a period of 12 months following notice thereof from PepsiCo, then PepsiCo has the right to require the Company to dispose of the bottling business, plant and operating assets to a purchaser satisfactory to PepsiCo, or, if such purchaser is not found, to terminate the agreement. As required by the Exclusive Bottling Appointments, the Company has also developed a postmix department with the necessary infrastructure to provide effective service to the food service channel of distribution.

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

                                                             PERCENTAGE OF
                                                              FISCAL YEAR
RAW MATERIAL                                                   1997 Cost
------------                                                ----------------
Packaging...............................................          41.5
Concentrate.............................................          36.8
Sugar/fructose..........................................          15.2
Carbon dioxide gas......................................           1.4
Other...................................................           5.1
                                                                 -----
          Total                                                  100.0%
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

      The Company moved its manufacturing operations from R<i'>o Piedras to Toa Baja during the third quarter of fiscal year 1996. The following chart shows the approximate effective production capacity, number of shifts and bottling lines, and average fiscal year 1997 capacity utilization for the Toa Baja plant:

                                   APPROXIMATE EFFECTIVE      NUMBER OF              AVERAGE 1997
PLANT                              PRODUCTION CAPACITY(1)   BOTTLING LINES     CAPACITY UTILIZATION(2)
-----                              ----------------------   --------------     -----------------------
Toa Baja........................       44,347 (2 shifts)           3                    68%

------------------------
(1) Approximate effective production capacity is expressed in thousands of cases per year, assuming the number of shifts indicated. Effective production capacity is a plant's theoretical installed capacity, adjusted for seasonal variations in demand as well as regular maintenance and repair.
(2) Actual production in fiscal year 1997 expressed as a percentage of approximate effective production capacity.

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

COMPETITION

      The soft drink industry in Puerto Rico is highly competitive. In addition, during fiscal year 1997, the Company faced intense price competition resulting in substantially lower net sale prices. The Company's principal competitors in Puerto Rico are the local bottlers and distributors of Coca-Cola in the cola market and Seven-Up in the flavored soft drink market. The Company's other competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers of smaller private label soft drinks, which private label soft drinks the Company believes have historically represented approximately 5% of total soft drink sales in Puerto Rico. During fiscal year 1996, the Coca-Cola franchise was sold to an investor group headed by a Florida-based businessman and the Seven-Up Company was sold in part to its management group in a leveraged buy-out transaction. These two transactions have resulted in a significant increase in competition in the Puerto Rican soft drink market, increasing the Company's discount expenditures during fiscal year 1997.

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

                                                                     SOFT DRINK TAKE-HOME MARKET SHARE(1)
CALENDAR YEAR                                                     PEPSICO PRODUCTS        COCA-COLA PRODUCTS
-------------                                                     ----------------        ------------------
1990 ..............................................................        47.3%                  29.7%
1991 ..............................................................        47.8                   24.5
1992 ..............................................................        53.1                   28.7
1993 ..............................................................        49.1                   33.0
1994 ..............................................................        49.3                   33.0
1995 (for the twelve-month period ended August 31, 1995) ..........        49.4                   32.3
1996 (for the twelve-month period ended August 31, 1996) ..........        47.3                   32.6
1997 (for the twelve-month period ended August 31, 1997) ..........        42.6                   44.1

------------------------
(1)  SOURCE: Asesores

                                                                   SOFT DRINK TAKE-HOME MARKET SHARE(1)
                                                                ------------------------------------------
CALENDAR YEAR                                                   PEPSICO PRODUCTS        COCA-COLA PRODUCTS
-------------                                                   ------------------------------------------
1995 (for the twelve-month period ended September 30, 1995)....       33.1                   28.0
1996 (for the twelve-month period ended September 30, 1996)....       34.2                   30.0
1997 (for the twelve-month period ended September 30, 1997)....       33.0                   40.7

------------------------
(1)  SOURCE: A.C. Nielsen

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

      ENVIRONMENTAL REGULATION

      The Company has entered into a stipulation, dated September 11, 1990 (the "Stipulation") with the Puerto Rico Aqueduct and Sewer Authority ("PRASA") with respect to the discharge of waste water in excess of pretreatment permit limitations. Pursuant to the terms of the Stipulation, PRASA and the Company agreed on a compliance plan by which the Company would have invested approximately $1.0 million for the construction of a waste water treatment plant in its bottling facilities and would pay an administrative penalty to PRASA. The Company also entered into a settlement with PRASA covering surcharges to be paid by the Company for the discharge of waste water in excess of surcharge limits. Under the terms of the settlement, the Company agreed to pay PRASA the amount of $60,000 in accord and satisfaction for any surcharges which might have been computed and notified on or before June 1, 1991. The settlement provides for surcharges as follows: (a) $48,000 for the period from June 1, 1991 to December 31, 1991; (b) $10,000 per month for the period from January 1, 1992 through and until June 30, 1993; and (c) $12,500 per month for the period from July 1, 1993 through and until the waste treatment facility at the Toa Baja plant is completely built and operational. The settlement also provides for additional surcharges if certain limits are exceeded. The
Company received a permit from PRASA to operate its Toa Baja plant while a PH Equalization Facility is being placed in service and the discharge of waste water is characterized. The Company may, at a later date, either build the PH Equalization Facility or may enter into an agreement with Commonwealth of Puerto Rico with respect to the discharge of waste water and the payment of a fee to handle such discharge on a permanent basis. Such decision would be subject to final approval of PRASA and the Commonwealth of Puerto Rico. The characterization process will provide the information needed to obtain a permanent permit. The Company hopes that the results of the characterization of the discharge of waste water will permit it to make use of a municipal waste treatment facility, for which it would pay a monthly fee, and thereby avoid the need to construct a separate waste water treatment plant adjacent to its Toa Baja manufacturing facility. The Company places a high priority on quality control and industrial safety and believes that it is in material compliance with all other applicable regulations. The Company received the Quality Award from PepsiCo in 1993 and 1994. The International Bottled Water Association's Quality Award has been received by the Company's Water Plant for 1994, 1995, 1996 and 1997.

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

NAME                                      AGE       POSITION                                      OFFICER SINCE
Rafael Nin...........................     53        President and Chief Executive Officer              1996
C. Leon Timothy......................     62        Senior Vice President - Investor Relations         1990
A. David V<e'>lez....................     43        Vice President -  Chief Operating Officer          1997
Reinaldo Rodriguez...................     52        Vice President -  Human Resources                  1996
David Lee Virginia...................     47        Vice President -  Chief Financial Officer          1996
Jos<e'> Gonz<a'>lez..................     40        Vice President -  Internal Audit                   1996


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

      A. David V<e'>lez has been a Vice President of the Company in charge of operations since March, 1997. He was the General Manager for BAESA's operations in R<i'>o de Janeiro from October 1995 to February 1997. Prior to that he was the General Manager for PepsiCo's Miami bottling operations.

      Reinaldo Rodriguez has been Vice President of the Company in charge of Human Resources since September 1996 and from 1987 to 1990. He was Vice President in charge of Human Resources for BAESA from 1990 to July 1996, and he was Personnel Director for Pepsi Cola Metropolitan Bottling Company from 1982 to 1987.

      David Lee Virginia has been Vice President of the Company in charge of Finance since September 1996. He was Planning Director for Pepsi Cola Engarrafadora Ltda from 1994 to 1996. He was employed with BAESA in a number of positions including Vice President - Treasurer from 1992 to September 1994 and he was Vice President in charge of Finance for Pepsi Cola Puerto Rico Bottling Co. from 1987 to 1992. Mr. Virginia was also the Vice President of Finance of Specialty Frozen Products LP from January 1993 to August 1993.

      Jos<e'> Gonz<a'>lez has been a Vice President of the Company in charge of Internal Audit since September 1996. He was previously Audit Manager, since December 1995. He was Controller and Operations Manager for The West Company from 1993 to 1995 and Assistant Controller and Account Manager for Nypro Puerto Rico Inc. from 1989 to 1993. Previous positions include Senior Accountant for Motorola of Puerto Rico and Senior Auditor for Coopers & Lybrand, from 1985 to 1992.

INVESTMENT IN BAESA

      In addition to conducting its own bottling operations, the Company owns 12,345,348 shares, or approximately 17% of the outstanding capital stock of BAESA as of September 30, 1997, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA. The transfer of operating control from the Company to PepsiCo, which had been scheduled to take place on December 1, 1999 under a Partnership Agreement dated November 1, 1993 between an affiliate of the Company and PCI governing the corporate governance of BAESA (the "Partnership Agreement"), resulted from the decision by Charles Beach (who at the time was the chief executive officer of both the Company and BAESA) pursuant to the terms of the Partnership Agreement, to accelerate the transfer of operating control of BAESA to PepsiCo to July 1, 1996. On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B Shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its PRO RATA share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. The Company withdrew its interest in BAESA Shareholder Associates, and liquidated Argentine Bottling Associates, two partnerships, which previously held the
Company's interest in BAESA during fiscal year 1997. These actions have resulted in the Company holding its BAESA shares directly, and eliminates for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

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

      PRESENTATION OF FINANCIAL INFORMATION

      In addition to conducting its own bottling operations, the Company owns 12,345,348 shares, or approximately 17% of the outstanding capital stock of BAESA as of September 30, 1997, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates (collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. The financial information relating to the Company set forth below reflects the operations of the Company and its equity interest in the net earnings of BAESA. On May 9, 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's Class B Shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine accounting principles of $18.7 million. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its PRO RATA share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. The Company withdrew its interest in BAESA Shareholder Associates, and liquidated Argentine Bottling Associates, two partnerships, which previously held the Company's interest in BAESA during fiscal year 1997. These actions have resulted in the Company holding its BAESA shares directly, and eliminates for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

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

      The decision to retain Rogers & Wells (working with Price Waterhouse) was made by the Company's full Board of Directors, and not a special committee composed entirely of disinterested directors, because at the time of that decision the Company had only one disinterested director and because the Board felt that it was appropriate, under these circumstances, for that decision to be made by the full Board of Directors. Prior to the investigation, Rogers & Wells had acted as special securities counsel for the Company, including acting as counsel in connection with the Company's initial public offering in September 1995. The results of the investigation were communicated orally to the Company's Board of Directors and no written report was issued by Rogers & Wells. The decision not to request a written report from Rogers & Wells was based on the advice of the Company's counsel, including Rogers & Wells, handling shareholder litigation which arose out of the accounting irregularities (which now has been settled) that there was a substantial risk that any such written report would not qualify for the protection of the attorney/client privilege and thus that an oral rather than a written report to the Board of Directors was advisable. In connection with the investigation, Rogers & Wells was given complete access to all employees,
officers and directors of the Company and all of its books and records.   The
core investigation took place over a period of approximately two months and included in excess of 30 interviews of the Company employees, officers and directors and review of numerous documents.

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

      In this connection, on August 20, 1996, the U.S. Congress adopted, and President Clinton signed into law, the Small Business Job Protection Act which generally repealed the Section 936 tax reductions. A ten-year phase out of the
Section 936 tax credit was adopted for existing credit claimants and the credit was eliminated for companies establishing new Puerto Rico operations and for existing companies that add substantial new lines of business within Puerto Rico. This Act is effective for tax years beginning after December 31, 1995. Existing claimants may elect to utilize reduced credit bases on the applicable percentage limitations or utilize the economic activity limitations. The Company has been utilizing the economic activity limitations and does not anticipate changing its election.

      As of September 30, 1997, the Company and its subsidiaries had approximately $68.9 million in net operating losses available to offset against future earnings for purposes of Puerto Rican taxation and $37.7 million in U.S. net operating losses. The net operating losses belong to the Company and its manufacturing and distributing subsidiaries. For Puerto Rican and U.S. tax purposes, related entities such as the Company and its wholly owned subsidiaries may not join in the filing of a consolidated income tax return. As a result, the net operating losses of one entity may not be absorbed or utilized to offset the taxable income of any other related entity. Only the entity that generated losses may use such losses to offset its own future taxable income. See "Note 7 to the Consolidated Financial Statements of the Company."

THE COMPANY

      GENERAL

      The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                                            FISCAL YEAR
                                                              --------------------------------------------
                                                           1997                1996               1995
                                                              ----                ----                ----
Net Sales                                                  100.0%              100.0%             100.0%
Cost of Sales                                               68.8                72.8               59.4
Gross Profit                                                31.2                27.2               40.6
Selling and Marketing Expenses                              30.5                41.3               26.6
Administrative Expenses                                      8.5                 9.3                5.5
Intangibles and Fixed Asset Write-offs and Restructuring      .5                 2.6                 -
Charges
Settlement expenses                                         13.3                   -                 -
Income (Loss) from Operations                              (21.6)              (26.1)               8.5


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

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased by $1.2 million, or 12.3%, to $8.4 million, for 1997 fiscal year as compared to fiscal year 1996. This decrease was primarily the result of lower professional fees incurred in fiscal year 1997, due in part to the recovery of $1.5 million from the Company's officers and directors liability insurance carrier, as compared to fiscal year 1996. As a percentage of net sales, administrative expenses decreased to 8.5% during fiscal year 1997 from 9.3% in fiscal year 1996.

      SETTLEMENT OF LITIGATION. The Company's results of operations for fiscal year 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B Shares which were transferred as part of the settlement. Because these shares were contributed to the Company by the Company's founding shareholders, and because the Company received a $4.0 million recovery from its liability insurance carrier, the net effect on the Company's equity of the settlement transaction was a $1.5 million gain, which can be viewed as a recovery of previously expensed legal cost. There was no similar non-cash expense incurred during fiscal year 1996. For further information regarding the effect on the
Company's results of operations of certain transactions relating to the settlement, see Note 12B of Notes to Consolidated Financial Statements.

      RESTRUCTURING CHARGES. The Company's results of operations for fiscal year ended 1997 were affected by the incurrence of a nonrecurring restructuring charge of $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. During fiscal year 1996, a charge of $2.9 million was recorded. The 1996 charge was recorded in connection with the fixed asset write-down of $1.4 million related to the closing of all bottling operations in the Company's old bottling plant, which is now for sale, and $1.5 million in pension asset write-offs and costs associated with employee terminations.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company increased to ($21.4) million during fiscal year 1997, from ($26.8) million for fiscal year 1996. The increase is the result of (i) a $3 million improvement in gross profit resulting from higher unit sales volume of 4%, and lower raw material and labor costs, partially offset by lower net selling prices due to increased discounts offered to customers and higher depreciation expense, (ii) lower selling and marketing costs of $12.2 million, (iii) lower administrative expenses of $1.2 million, (iv) the incurrence of noncash settlement of litigation costs of $13.2 million, and (v) a decrease in restructuring charges of $2.2 million.

      EQUITY IN NET EARNINGS (LOSS) OF BAESA. Based on information made public by BAESA, equity in net loss of BAESA, net of income tax, amounted to ($51.5) million for fiscal year 1996. The Company's equity in the loss reported by BAESA for fiscal year 1996 was such that it reduced the Company's investment to zero, meaning that no further equity in losses of BAESA would be reported by the Company until BAESA reported profits sufficient to produce a positive investment in BAESA on the Company's balance sheet. No such profits were realized during fiscal year 1997. As a result of withdrawal of partnership interest in BAESA Shareholder Associates and the liquidation of Argentine Bottling Associates, an affiliated partnership through which the Company held its investment in BAESA, the Company will no longer be subject to the accounting requirement that requires the Company to report the results of operations of BAESA on an equity basis.

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

      RESTRUCTURING CHARGES. The Company's results of operations for fiscal year 1996 have been affected by the incurrence of several nonrecurring restructuring charges of $2.7 million. These charges were comprised of the following: (i) a $1.4 million fixed asset write-down related to closing all bottling operations in the Company's old bottling plant, which is now for sale and (ii) $1.3 million in pension asset write-offs and costs associated with employee terminations.

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

      Net cash provided by (used in) investing activities for the Company was $8.5 million for fiscal year 1997, as compared with ($33.0) million for fiscal year 1996 and ($5.9) million for fiscal year 1995. Purchases of property, plant and equipment, net of disposals, amounted to ($4.4) million during fiscal year 1997 as compared with ($22.9) million during fiscal year 1996 and ($8.8) million during fiscal year 1995. Purchases of short term investments were zero during fiscal year 1997 as compared to ($12.9) for fiscal year 1996 and zero for fiscal year 1995. The short-term investments in 1996 consisted of short term discount notes which the Company held until maturity in 1997. No such purchases were made during fiscal year 1997 or 1995. Dividends received from BAESA amounted to zero in fiscal year 1997 as compared with $2.8 million in fiscal year 1996 and $2.8 million in fiscal year 1995. In view of the current financial difficulties being experienced by BAESA as reported in its recent public announcements, the Company does not believe that BAESA will be in a position to pay dividends on its shares in the foreseeable future. In addition, because the Company exerts no influence over BAESA, even if BAESA does return to profitability, the Company would not be able to affect decisions made by BAESA with respect to the payment of dividends. As a result, the Company is unable to predict whether or when BAESA will pay any future dividends. Also, if BAESA proceeds with its previously announced financial restructuring, and the Company does not elect to exercise its preemptive rights to purchase additional equity in BAESA, the Company's current 17% equity interest in BAESA will be diluted to a .34% equity interest.

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

      In November 1994, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with Banco Popular. The Credit Agreement provided for borrowings by the Company from time to time of $5 million in revolving loans, $8.8 million in term loans and $15 million in nonrevolving loans. In December 1995, Banco Popular increased the amount the Company could borrow under revolving loans. As of March 31, 1996, the Company had outstanding under the Credit Agreement revolving loans in an aggregate principal amount of $10.0 million, term loans in an aggregate principal amount of $5.3 million and nonrevolving loans in an aggregate principal amount of $15.0 million. On April 8, 1997, the Company entered into a Second Restated Credit Agreement (the "Second Restated Credit Agreement") with Banco Popular. The effect of this new agreement was to restructure the existing debt into two portions, a long-term loan of $25.0 million and a short term revolving credit facility of $5.0 million. Both portions bear interest at 2.5% over LIBOR. The Second Restated Credit Agreement was entered into to refinance the debt outstanding under the Credit Agreement which had become due.

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

      Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of Total Liabilities to Tangible Net Worth (as defined in the Second Restated Credit Agreement) of not more than 1.50 to 1 for fiscal year 1998 and for each fiscal year thereafter during the term of the Second Restated Credit Agreement; (ii) a ratio of Operating Cash Flow to Total Debt Service (as defined in the Second Restated Credit Agreement) of 1.00 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; (iii) a minimum Tangible Net Worth of (as defined in the Second Restated Credit Agreement) $39.5 million on September 30, 1998 and of $42 million, $44.5 million and $47 million, respectively, by September 30, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, a portion of excess cash flow (as defined in the Second Restated Credit Agreement), and a portion of net proceeds associated with any sale of Class A Shares, require early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable, if the Company violates any of these financial restrictions. In addition, the Company may not pay dividends (other than amounts declared by and received from BAESA as dividends) without the consent of Banco Popular under the Second Restated Credit Agreement. Furthermore, depending upon the type of the restructuring plan that may be adopted by BAESA, there may be certain indirect effects on the Company's rights and obligations under the credit facility. For example, if BAESA makes a rights offering as part of its long term restructuring plan, and if the Company chooses to exercise its rights in such rights offering, then Company may need the written consent of Banco Popular prior to the exercise of its rights. Similarly, the Company's ability to use any proceeds that it may receive either from sale of BAESA's stock or through any future distributions made by BAESA to its shareholders, may be restricted by certain financial covenants contained in the Second Restated Credit Agreement. However, the Company believes that BAESA's long term restructuring plan will not have a direct and immediate effect on the rights and obligations of the Company under the credit facility with Banco Popular.

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

      Capital expenditures for the Company totaled $4.8 million in fiscal year 1997, $24.2 million in fiscal year 1996 and $10.4 million in fiscal year 1995. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the Company for the fiscal years ending September 30, 1998 and 1999 will be approximately $4 million in each year.

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

                                 PEPSI-COLA PUERTO  RICO  BOTTLING COMPANY

                                          By:   /s/ RAFAEL NIN
                                                -------------------------------
                                                Name:  Rafael Nin
                                                Title:  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the 13th day of April, 1998.

           SIGNATURES                                                TITLE
            ----------                                                  -----
/S/ RAFAEL NIN                                               Director and Chief Executive
-------------------------                                       Officer
Rafael Nin

/S/ JOHN WILLIAM BECK                                        Director and Chairman
-------------------------				     of the Board of Directors
John William Beck

/S/ CHARLES R. KRAUSER                                       Director
-------------------------
Charles R. Krauser

/S/ BASIL K. VASILIOU                                        Director
-------------------------
Basil K. Vasiliou

/S/ C. LEON TIMOTHY                                          Director
-------------------------
C. Leon Timothy

/S/ RICHARD REISS                                            Director
-------------------------
Richard Reiss

/S/ SUTTON KEANY                                             Director
-------------------------
Sutton Keany


/S/ DAVID L. VIRGINIA                                        Vice President and
-------------------------                                       Chief Financial Officer
David L. Virginia


/S/ WANDA RIVERA ORTIZ                                       Chief Accounting Officer
-------------------------
Wanda Rivera Ortiz
