Form 10-Q
period 1998-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1998-05-15
CIK 948086

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


(Mark One)

<checked-box> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1998

                                  or

<square>   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________ to _________

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. <checked-box> Yes <square> No

      As of May 15, 1998, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

             INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                        NUMBER

PART I FINANCIAL INFORMATION.................................................3

Item 1. Financial Statements:

       Condensed Consolidated Balance Sheets (unaudited) at March 31, 1998 and September 30, 1997...........................................3
       Condensed Consolidated Statements of Income/(Loss) (unaudited) for the
            Six Months Ended March 31, 1998 and 1997.........................5
       Condensed Consolidated Statements of Income/(Loss) (unaudited) for the
            Three Months Ended March 31, 1998 and 1997.......................5
       Condensed Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended March 31, 1998 and 1997.........................7
       Notes to Condensed Consolidated Financial Statements (unaudited)......8

Item  2.  Management's  Discussions  and  Analysis  of Financial Condition
              and Results of Operations.....................................13


PART II OTHER INFORMATION...................................................20

Item 1. Legal Proceedings...................................................20

Item 6. Exhibits and Reports on Form 8-K....................................20
         (a) Exhibits.......................................................20
         (b) Reports on Form 8-K during the quarter ended March 31, 1998....20

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                March 31,                            September
30,
                                                                  1998                                   1997
                                                               (UNAUDITED)                             (AUDITED)
                                                               ___________
____________
Current Assets:
   Cash and cash equivalents                                      $12,954                                $19,447
   Accounts receivable:
            Trade, less allowance for doubtful accounts of         12,433                                 11,681
$1,396 at
              March 31, 1998 and $1,389 at September 30,
1997
            Due from PepsiCo, Inc.                                    865
943
            Other                                                   5,066                                  4,273
   Inventories                                                      3,949                                  3,635
   Deferred income taxes                                               97
97
   Prepaid expenses and other current assets                        1,208                                  1,414
                                                                 ________                                _______

                  Total current assets                             36,572                                 41,490

Deferred income tax, long-term                                      1,645                                  1,619
Long-lived assets for sale, principally land and building           3,752                                  3,752
Property, plant and equipment, net                                 45,656                                 47,347
Intangible assets, net of accumulated amortization                  1,598                                  1,644
Other assets                                                            9
58
                                                                 ________                                _______
                  Total assets                                    $89,232                                $95,910
                                                                 ========                                =======

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (U.S. DOLLARS IN THOUSANDS)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       March 31,
September 30,
                                                                         1998                               1997
                                                                       (UNAUDITED)
(AUDITED)
                                                                       ___________
____________
Liabilities:
   Current installments of long-term debt                                $1,007
$1,007
   Current installments of capital lease obligations                        700
 908
   Short-term borrowings                                                  5,329
5,430
   Accounts payable:
              Trade                                                      10,181
13,750
              Affiliate                                                      --
  32
   Income tax payable                                                        76
 199
   Other accrued expenses                                                 5,940
4,830
                                                                     __________
_________
        Total current liabilities                                        23,233
26,156
Long-term debt, excluding current installments                           23,119
23,636
Capital lease obligations, excluding current installments                   123
 513
Accrued pension cost, long-term                                           1,507
2,213
                                                                     __________
_________
        Total liabilities                                                47,982
52,518
Shareholders' equity:
   Class A common shares of $0.01 par value; authorized,                     50
  50
       issued and outstanding 5,000,000 shares
   Class B common shares, $0.01 par value; authorized                       165
 165
       35,000,000 shares; issued and outstanding
       16,500,000 shares
   Additional paid-in capital                                           103,910
103,910
   Retained earnings/(deficit)                                          (61,877)
(59,735)
   Pension liability adjustment                                            (998)
(998)
                                                                     __________
_________
                                                                         41,250
43,392
                                                                     __________
_________
                                                                        $89,232
$95,910
                                                                     ==========
=========


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
               (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                   Six Months Ended March  31,
                                                                            1998
   1997
                                                                         (UNAUDITED)
 (UNAUDITED)
                                                                       ______________
______________

Net Sales                                                                  48,460
  $46,584
Cost of Sales                                                              33,530
   32,663
   Gross profit                                                            14,930
   13,921
Selling and marketing expenses                                             14,283
   15,377
Administrative expenses                                                     3,147
    6,168
Restructuring charges                                                           -
      535
                                                                        _________
 ________
Income/(loss) from operations                                              (2,500)
   (8,159)
                                                                        _________
 ________
Other income (expenses):
            Interest expense                                               (1,292)
   (1,245)
            Interest income                                                   392
      699
            Other, net                                                        322
       95
                                                                        _________
 ________
                    Total other income (expenses)                            (578)
     (451)
                                                                        _________
 ________
Loss before income tax benefit (expense)                                   (3,078)
   (8,610)
                                                                        _________
 ________
Income tax benefit (expense)                                                  936
     (129)
Net income/(loss)                                                         $(2,142)
  $(8,739)
                                                                        =========
 ========

Basic loss per common share                                                $(0.10)
   $(0.41)
                                                                        =========
 ========

Weighted average number of shares outstanding (in thousands)               21,500
   21,500
                                                                        =========
 ========



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                          (U.S. DOLLARS IN THOUSANDS)

                                                                                Three Months Ended March 31,
                                                                       1998                                 1997
                                                                    (UNAUDITED)
(UNAUDITED)
                                                                  _______________
____________

Net Sales                                                         $    22,943                           $
20,786
Cost of Sales                                                          16,331
14,754
                                                                  ___________
___________
   Gross profit                                                         6,612
6,032

Selling and marketing expenses                                          6,870
7,159
Administrative expenses                                                 1,763
3,348
Restructuring charges                                                       -
  535
                                                                  ___________
__________

Income/(loss) from operations                                          (2,021)
(5,010)
                                                                  ___________
__________
Other income (expenses):
            Interest expense                                             (629)
 (613)
            Interest income                                               156
  291
            Other, net                                                    282
   69
                                                                  ___________
__________
                  Total other income (expenses)                          (191)
 (253)
                                                                  ___________
__________
                  Income/(loss) before income tax benefit              (2,212)
(5,263)
(expense )
Income tax benefit ( expense)                                           1,061
  (21)
                                                                  ___________
__________
Net income/(loss)                                                 $    (1,151)                          $
(5,284)
                                                                  ===========
===========

Basic loss per common share                                       $     (0.05)                          $
(0.25)
                                                                  ===========
===========

Weighted average number of shares outstanding (in thousands)           21,500
21,500
                                                                  ===========
==========


        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. DOLLARS IN THOUSANDS)

                                                                                   Six Months Ended March 31,
                                                                           1998
1997
                                                                        (UNAUDITED)
(UNAUDITED)
                                                                       _____________
____________

Net loss                                                               $(2,142)
$(8,739)
Adjustments to reconcile net earnings to net cash provided by/
  (used in) operating activities:
  (Gain)/loss on sale of property, plant and equipment                    (228)
  30
  Depreciation and amortization                                          2,721
3,278
  Changes in assets and liabilities:
       Accounts receivable                                              (1,467)
 791
       Inventories                                                        (314)
 836
       Prepaid expenses and other current assets                           206
 616
       Accounts payable                                                 (3,601)
(1,832)
       Other accrued expenses                                            1,110
(2,010)
       Income taxes payable                                               (123)
 (56)
       Other, net                                                         (749)
  24
                                                                     _________
________
Net cash provided by/(used in) operating activities                     (4,587)
(7,062)
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                      518
 152
  Proceeds from matured short-term investment                                -
12,904
  Purchases of property, plant and equipment                            (1,208)
(2,968)
                                                                     _________
________
       Net cash provided by/(used in) investing activities                (690)
10,088
Cash flows from financing activities:
  Proceeds from (repayment of) short-term borrowings                      (101)
 309
  Repayment of long-term debt                                             (517)
(746)
  Repayment of capital lease obligations                                  (598)
(471)
                                                                     _________
________
       Net cash provided by/(used in) financing activities              (1,216)
(908)

Net increase/(decrease) in cash and cash equivalents                    (6,493)
2,118
Cash and cash equivalents at beginning of period                        19,447
18,614
                                                                     _________
________
Cash and cash equivalents at end of period                             $12,954
$20,732
                                                                     =========
========
Supplemental disclosures:
Cash paid for:
       Interest                                                         $1,322
$1,217
       Income taxes                                                        285
 185



        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    PEPSI COLA PUERTO RICO BOTTLING COMPANY
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

(1)   ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998.

(2)   INVENTORIES

      Inventories consist of the following:

                                                      March 31,                     September 30,
                                                        1998                            1997
                                                     __________                     _____________
Raw materials                                             $1,565                         $1,070
Finished goods                                             1,179                          1,428
Other                                                      1,205                          1,137
                                                     ___________                     __________
                                                          $3,949                         $3,635
                                                     ===========                     ==========

(3)   PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consists of the following:

                                                        March 31,                     September 30,
                                                          1998                            1997
                                                     ____________                     _____________

Land and improvements                                      $6,892                          $7,057
Buildings and improvements                                 14,695                          14,682
Machinery, equipment and vehicles                          48,473                          48,081
Bottles, cases and shells                                   1,345                           1,515
Furniture and fixtures                                      1,617                           1,580
Construction in process                                       750                              86
                                                     ____________                     ___________

                                                           73,772                          73,001
Less accumulated depreciation and amortization            (28,116)                        (25,654)
                                                     ____________                     ___________
  Property, plant and equipment, net                   $   45,656                      $   47,347
                                                     ============                     ===========

(4)   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

      The Company has adopted the provisions of FASB 128 for fiscal year 1998. Under the provisions of FASB 128 the Company is required to report earnings/(losses) per share under the following two concepts: (i) basic earnings/(losses) per share and (ii) diluted earnings/(losses) per share. Under the diluted earnings/(losses) per share method, the Company must consider in the computation of earnings/(losses) per share the effect of all dilutive common shares that were outstanding for the period, including the number of common shares that would have been issued and outstanding, if the stock options granted by the Company for the period under the plans (as defined, in footnote no. 9) had been exercised. Nevertheless, if the effect of considering the potential common shares results in the computation being antidilutive then the FASB requires that the Company present basic earnings/(losses) per share only. The Company has reported losses for both the 1997 and 1998 interim periods, therefore it does not include the potential common shares in the computation of loss per share since this would result in an antidilutive computation of such loss per common share. Therefore the Company's reported basic and diluted earnings/(losses) per share is the same. Potential common shares outstanding at March 31, 1998 which could, in the future, enter into the computation of diluted earnings/(losses) per share amount to 1,761,667.

      Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") opinion no. 25, "Accounting for Stock issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure required by SFAS No. 123.

(5)   INCOME TAX

      The Company recorded a current income tax expense of $118 and $129 for the six month periods ended March 31, 1998 and 1997, respectively.

(6)   NOTES PAYABLE TO BANK AND LONG-TERM DEBT

      The Company has, among its credit facilities, a $5 million revolving credit facility which was fully drawn as of March 31, 1998.

(7)   RELATED PARTY TRANSACTIONS

      The following are transactions between the Company and subsidiaries, and other related parties, for the six months ended March 31, 1998 and 1997, respectively:

            (i) The Company paid approximately $724 and $1,140 during the six months ended March 31, 1998 and 1997, respectively, in advertising fees to a firm controlled by a shareholder of the Company.

            (ii) The Company paid approximately $100 and $110 during the six month periods ended March 31, 1998 and 1997, respectively for legal fees to a firm, one of whose partners is a relative of the Company's President.

(8)   INVESTMENT IN BAESA

      The Company owns 12,345,347 shares, or approximately 17% as of September 30, 1997 and 1996, respectively, of the outstanding capital stock of BAESA. Through June 30, 1996, the Company exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA. On May 9, 1997, The Buenos Aires Stock Exchange suspended trading of BAESA's Class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine Accounting Principles. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring plan which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its pro rata share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. On January 29, 1998, BAESA announced that its shareholders had approved the restructuring plan. The plan provides for the recapitalization of BAESA and involves lenders holding 89% of the approximately $700 million of debt being restructured. This $700 million includes $60 million of 8.5% negotiable obligations originally issued in the Eurobond market (the "Eurobonds"). The implementation of the plan is contingent upon the satisfaction of several conditions including: (i) the tender of at least 92% of the face value of the Eurobonds in connection with the restructuring; (ii) the settlement of class action litigation commenced against BAESA in the United States; and (iii) approvals by Argentine and United States regulatory authorities for the issuance of new BAESA equity, and by Argentine authorities for the issuance of new debt, as part of the restructuring. BAESA also announced that, if the requisite amount of Eurobonds is not tendered, or the class action litigation is not settled on terms acceptable to BAESA, the parties to the restructuring plan agreement have agreed to support a prepackaged plan of reorganization of BAESA under Chapter XI of the United States Bankruptcy Code.

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

      The Company's Board of Directors have declared a  dividend  consisting of
the  12,345,347  shares  of  capital stock of BAESA owned by the Company.   The
dividend will be distributed on June 17, 1998 to the Company's shareholders of record on May 28, 1998. The distribution will be made in the form of 6,172,674 BAESA American Depository Shares (each representing two underlying BAESA shares) on a pro rata basis to the holders of the Company's 21,500,000 outstanding Class shares A and Class B shares, and for the benefit of Rafael Nin who, pursuant to a Stock Option Agreement between the Company and Mr. Nin, holds an option to acquire 1,516,667 Class B shares, with fractional American Depository Shares being rounded to the nearest whole number of American Depository Shares. Under the Stock Option Agreement with Mr. Nin, the Company is obligated to retain the BAESA shares allocable to the 1,516,667 unissued Class B shares (as if they were outstanding on the record date) represented by Mr. Nin's option, so that such BAESA shares also will be subject to acquisition by Mr. Nin upon exercise of the option.

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

                                                                                                      SEPTEMBER
30,
                                                                                                         1996

___________
ASSETS
Cash and cash equivalents......................................................                         $27,361
Accounts receivable, net.......................................................                          64,069
Inventories....................................................................                          31,077
Deferred income tax, net.......................................................                           6,681
Other current assets...........................................................                           8,469
                                                                                                       ________
        Total current assets...................................................                         137,657
Property, plant and equipment, net.............................................                         586,908
Intangible assets, net.........................................................                          79,092
Investment in joint venture....................................................                         106,918
Other assets...................................................................                          16,805

        Total assets                                                                                   ________
                                                                                                       $927,380
LIABILITIES
Current installments of long-term debt and capital lease obligations...........                        $290,299
Bank loans and overdrafts......................................................                         375,788
Accounts payable, income tax payable and accrued expenses......................                         190,981
                                                                                                       ________
        Total current liabilities..............................................                        $857,068
Long-term debt.................................................................                          87,461
Deferred income taxes..........................................................                           7,740
Other long-term liabilities....................................................                           8,385
                                                                                                       ________
        Total liabilities......................................................                         960,654
Total shareholders' equity/(deficit)...........................................                         (33,274)
                                                                                                       ________
        Total liabilities and shareholders' equity/(deficit)...................                        $927,380
                                                                                                       ========

                                                                                                      YEAR ENDED
                                                                                                      SEPTEMBER
30,
                                                                                                         1996

____________
Net Sales......................................................................                        $680,236
                                                                                                       _________
Cost and Expenses:
Cost of sales..................................................................                        (472,692)
Selling and marketing expenses.................................................                        (354,880)
Administrative expenses........................................................                        (192,210)
Restructuring costs............................................................                         (34,782)
                                                                                                      _________
                                                                                                     (1,054,564)
                                                                                                      _________
Income/(loss) from operations..................................................                        (374,328)
Other income (expenses), net...................................................                         (75,459)
                                                                                                      _________
            Income/(loss) before income tax (expense) benefit and equity
               in net earnings of affiliate.....................................                       (449,787)

Income/(loss) tax (expense) benefit.............................................                         (8,191)
                                                                                                       ________
            Income/(loss) before equity in net earnings of affiliate............                       (457,978)
Equity in net earnings of affiliate.............................................                          5,597
                                                                                                       ________
            Net income/(loss)...................................................                      $(452,381)
                                                                                                       ========

(9)   STOCK OPTION PLANS

      In 1997 the Company adopted two stock option plans (the "plans") pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. The plans authorize grants of options to purchase up to one million shares of authorized but unissued Class B Common Stock. One of the option plans is designed so as to be qualified for income tax purposes, whereas the other is not a qualified plan. Stock options under the qualified plan are granted with an exercise price equal to the stock's fair market value at the date of the grant. Each of the stock options granted under the plans has a ten-year term and vests and becomes fully exercisable in accordance with the terms of its grant.

      At September 30, 1997, there were 810,000 additional shares available for grant under the plans. Prior to September 30, 1997, Rafael Nin was granted an option to purchase 190,000 Class B shares under the plans. The per share weighted-average estimated fair value of stock options granted during 1997 was $3.52 on the date of the grant, using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.125%, expected volatility of 51.42% and an expected life of 10 years.

      On March 3, 1998, the Company issued 110,000 stock options to acquire Class B shares, to certain officers and key management employees, pursuant to the qualified stock option plan. The exercise price of these options is $6.25 per share. The per share weighted-average estimated fair value of stock options granted during the twelve month period ended March 3, 1998 was $4.73 on the date of the grant, using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 41.17% and an expected life of 10 years. After this transaction there were 700,000 Class B shares available for grant under the plans. On March 3, 1998, 50% of these stock options vested and are considered granted. The balance will become vested and considered granted on the earlier of (i) the date there is a change in control of the Company or
(ii) December 31, 1998.

      Additionally, the Company has entered into a Stock Option Agreement with Rafael Nin,(the "Nin Option") the Chief Executive Officer of the Company, which grants him the right to acquire 1,516,667 Class B shares of the Company, at an exercise price of $5.00 per share. This stock option will be exercisable in whole or in part until exercised in full. The per share weighted-average estimated fair value of stock options granted during 1997 was $3.52 on the date of the grant, using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.125%, expected volatility of 51.42% and an expected life of 10 years.

      The Company applies APB opinion No. 25 in accounting for all the stock option granted under the plans and the Nin Option and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options, under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                             1998
                                                            ______
Net Loss                     As Reported                    $2,142
                                                            ______
                             Pro Forma                      $2,402
                                                            ______
Net Loss Per Share                                            $.11
                                                            ______

      At March 31, 1998 the number of options exercisable was 1,761,667 and the exercise price of such options was as follows:


           1,706,667 class B shares      Exercise price of $5.00 per share
              55,000 class B shares      Exercise price of $6.25 per share

(10)  CONTINGENCIES

LEGAL PROCEEDINGS

      The Company has resolved the U.S. Securities and Exchange Commission's (the "Commission") administrative proceeding relating to certain fiscal year 1996 accounting irregularities that were first uncovered during 1996. Without admitting or denying any of the Commission's allegations and findings, the Company has agreed to cease and desist from committing any violation of the reporting, record-keeping and internal control provisions of the federal securities laws. No fines or penalties were imposed on the Company.

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

      The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at March 31, 1998.

      The Company currently does not hold any derivatives.

      Under the equity method of accounting, the Company's investment in BAESA was reduced to zero.

(12)  YEAR 2000 COMPLIANCE

      The Company recognizes potential software failures arising from processing the Year 2000 date as a known risk. The Company is addressing this risk by developing and implementing procedures that identify systems and equipment that are not Year 2000 compliant and executing appropriate solutions to modify or replace them in order to become compliant. The Company believes that the cost associated with becoming Year 2000 compliant will not have a material adverse effect on its results. There can be no assurance, however, that the Company will be able to identify and correct all aspects of the Year 2000 problems that affect the Company's business or that becoming Year 2000 compliant will not have a material adverse effect on its financial results.

                        PEPSI-COLA PUERTO RICO BOTTLING
                           COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of March 31, 1998 (unaudited) and September 30, 1997, and for the six month periods ended March 31, 1998 and March 31, 1997 (the "1998 six month interim period" and the "1997 six month interim period," respectively) and for the three month interim periods ended March 31, 1998 and March 31, 1997 (the "1998 three month interim period" and the "1997 three month interim period", respectively).

      All of the 5,000,000 shares of Class A Common Stock, (six votes per share) are being held in a voting trust for which Rafael Nin, the Company's Chief Executive Officer, acts as a voting trustee. These shares which represent a controlling interest in the Company, are subject to a purchase option exercisable at $1 per share which may be transferred exclusively for the benefit of the Company. Any transfer of the option which results in a transfer of voting control of the Company, will require the prior written consent of PepsiCo Inc. ("PepsiCo"), approval of the Company's principal lender and
compliance with applicable regulatory requirements.   The option expires on
September 28, 1998. The Company has retained the services of a financial adviser to assist it in connection with the possible sale of the option.
There can be no assurance that the Company will be successful in consummating any transaction.

      This Report contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this Report refer to expectations regarding the payment of dividends, seasonality and estimated capital expenditures for future years. These forward looking statements reflect Management's expectations and are based upon currently available data; however, actual payments and expenditures are subject to future events and uncertainties which could materially impact the Company's ability to pay dividends and its ability and need to make capital expenditures.

      Presentation of Financial Information

      In addition to conducting its own bottling operations, the Company owns 12,345,347 shares, or approximately 17% of the outstanding capital stock (prior to the restructuring described in the following paragraph), and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates
(collectively, "Pepsi Cola International" or "PCI") to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA.

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

"Eurobonds"). The implementation of the plan is contingent upon the satisfaction of several conditions including: (i) the tender of at least 92% of the face value of the Eurobonds in connection with the restructuring; (ii) the settlement of class action litigation commenced against BAESA in the United States; and (iii) approvals by Argentine and United States regulatory authorities for the issuance of new BAESA equity, and by Argentine authorities for the issuance of new debt, as part of the restructuring. BAESA also announced that, if the requisite amount of Eurobonds is not tendered, or the class action litigation is not settled on terms acceptable to BAESA, the parties to the restructuring plan agreement have agreed to support a prepackaged plan of reorganization of BAESA under Chapter XI of the United States Bankruptcy Code.

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

      The Company's Board of Directors has declared a dividend consisting of the 12,345,347 shares of capital stock of BAESA owned by the Company. The dividend will be distributed on June 17, 1998 to the Company shareholders of record on May 28, 1998. The distribution will be made in the form of 6,172,674 BAESA American Depository Shares (each representing two underlying BAESA shares) on a pro rata basis to the holders of the Company's 21,500,000 outstanding Class A shares and Class B shares, and for the benefit of Rafael Nin who, pursuant to a Stock Option Agreement between the Company and Mr. Nin, holds an option to acquire 1,516,667 Class B shares, with fractional American
Depository Shares being rounded to the nearest whole number of American Depository Shares. Under the Stock Option Agreement with Mr. Nin, the Company is obligated to retain the BAESA shares allocable to the 1,515,667 unissued Class B Shares (as if they were outstanding on the record date) represented by Mr. Nin upon exercise of the option.

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

                                                                              Six Months               Three
Months
                                           FISCAL YEAR                          INTERIM
INTERIM
                                     _______________________________        __________________
__________________
                                     1995         1996         1997         1997         1998         1997
     1998
                                    _______      _______      _______      _______      _______      _______
    _______
Net Sales                             100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
     100.0%
Cost of Sales                          59.4         72.8         68.8         70.1         69.2         71.0
       71.2
Gross Profit                           40.6         27.2         31.2         29.9         30.8         29.0
       28.8
Selling and Marketing Expenses         26.6         41.3         30.5         33.0         29.5         34.4
       29.9
Administrative Expenses                 5.5          9.3          8.5         13.2          6.5         16.1
        7.7
Restructuring Charges                     -          2.6           .5          1.1            -          2.6
          -
Settlement expenses                                              13.3
Income (Loss) from Operations           8.5        (26.1)       (21.6)       (17.4)        (5.2)       (24.1)
      (8.8)
                                      =====        ======       ======       ======        ======      ======
      ======

1998 SIX MONTH INTERIM PERIOD COMPARED TO 1997 SIX MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $1.9 million, or 4.0%, for the 1998 six month interim period from the 1997 six month interim period to $48.5 million. This increase was primarily the result of an increase in sales volume of 14.9% offset partially by increased discounts provided to customers in the 1998 six month interim period as compared to the 1997 six month interim period. The average net sales price on an eight ounce equivalent basis decreased during the 1998 six month interim period by approximately 9.4% as compared to the 1997 six month interim period.

      COST OF SALES. Cost of sales for the Company increased $.9 million, or 2.7% for the 1998 six month interim period as compared to the 1997 six month interim period to $33.5 million. This increase was primarily the result of the 14.9% increase in sales volume offset in part by lower raw material costs during the 1998 six month interim period as compared to the 1997 six month interim period.

      GROSS PROFIT. Gross profit for the Company increased by $1.0 million to $14.9 million in the 1998 six month interim period from $13.9 million in the 1997 six month interim period. As a percentage of net sales, gross profit increased to 30.8% in the 1998 six month interim period from 29.9% in the 1997 six month interim period. The increase was primarily due to the increase in sales volume of 14.9% offset in part by higher discounts provided to customers (which resulted in a lower average net sales price), and the lower raw material costs.

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

      Selling and marketing expenses for the Company decreased $1.1 million, or 7.1%, to $14.3 million for the 1998 six month interim period as compared to the 1997 six month interim period. This decrease was primarily due to reduced selling expenses of $.8 million and reduced marketing spending of $.3 million in the 1998 six month interim period as compared to the 1997 six month interim period. As a percentage of net sales, selling and marketing expenses decreased to 29.5% during the 1998 six month interim period from 33.0% in the 1997 six month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased $3.0 million or 49.0% for the 1998 six month interim period from the 1997 six month interim period to $3.1 million. This decrease was primarily the result of reductions of $2.0 million in the cost of legal services associated with certain civil litigation and the investigation of the accounting irregularities and reductions of $1.0 million in salaries and wages and other expenses. As a percentage of net sales, administrative expenses decreased to 6.5% during the 1998 six month interim period from 13.2% in the 1997 six month interim period.

      RESTRUCTURING CHARGES. The Company's results of operations for the six months ended March 31, 1997 were affected by the incurrence of a non-recurring restructuring charge totaling $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. There were no such charges during the 1998 six month interim period.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company increased to $(2.5) million in the 1998 six month interim period, from $(8.2) million in the 1997 six month interim period. This increase is the result of an increase in Gross Profit of $1.0 million (due to increased volume of 14.9% partially offset by increased discounts provided to customers), and decreased selling and marketing costs of $1.1 million and decreased general and administrative costs of $3.0 million and the reduction in restructuring costs of $.5 million for the 1998 six month interim period as compared to the 1997 six month interim period.

      OTHER INCOME/(EXPENSES). Other income/(expenses) decreased to $(.6) million in the 1998 six month interim period, from $(.5) million in the 1997 six month interim period. This decrease is primarily due to lower interest earnings during the 1998 six month interim period as a result of lower cash balances available for investment as compared to the 1997 six month interim period.

      INCOME TAX BENEFIT (EXPENSE). Income tax benefit (expense) was $.9 million for the 1998 six month interim period as compared to $(.1) million expense for the 1997 six month interim period. The increase was primarily due to income tax benefit realized from carrying back certain tax credits to previous years.

      NET  INCOME/(LOSS).   Net income/(loss) during the 1998 six month interim
period was $(2.1) million, compared to $(8.7) million during the 1997 six month interim period.

1998 THREE MONTH INTERIM PERIOD COMPARED TO 1997 THREE MONTH INTERIM PERIOD

      NET SALES. Net Sales for the Company increased $2.2 million, or 10.4%, for the 1998 three month interim period from the 1997 three month interim period to $22.9 million. This increase was primarily the result of the 22.8% increase in sales volume partially offset by an increase in discounts provided to customers, in the 1998 three month interim period as compared to the 1997 three month interim period. The average net sales price on an eight ounce equivalent basis decreased during the 1998 three month interim period by approximately 10.0% as compared to the 1997 three month interim period.

      COST OF SALES. Cost of sales for the Company increased $1.6 million, or 10.7% for the 1998 three month interim period as compared to the 1997 three month interim period to $16.3 million. This increase was primarily the result of the 22.8% increase in sales volume, offset partially by lower raw material and fixed manufacturing costs in the 1998 three month interim period as compared to the 1997 three month interim period.

      GROSS PROFIT. Gross profit for the Company increased by $.6 million to $6.6 million in the 1998 three month interim period from $6.0 million in the 1997 three month interim period. As a percentage of net sales, gross profit decreased slightly to 28.8% in the 1998 three month interim period from 29.0% in the 1997 three month interim period. The increase in gross profit was primarily due to the increase in sales volume offset partially by higher discounts provided to customers, and the resulting lower average net sales price, and reductions in raw material and other fixed manufacturing costs for the 1998 three month interim period as compared to the 1997 three month interim period.

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

      Selling and marketing expenses for the Company decreased $.3 million, or 4.0%, to $6.9 million for the 1998 three month interim period as compared to the 1997 three month interim period. This decrease was primarily due to reduced selling expenses in the 1998 three month interim period as compared to the 1997 three month interim period. As a percentage of net sales, selling and marketing expenses decreased to 29.9% during the 1998 three month interim period from 34.4% in the 1997 three month interim period.

      ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased $1.6 million or 47.3% for the 1998 three month interim period from the 1997 three month interim period to $1.8 million. This decrease is primarily the result of the reduced cost of legal services of $1.0 million and lower salaries and wages and other costs of $.6 million. As a percentage of net sales, administrative expenses decreased to 7.7% during the 1998 three month interim period from 16.1% in the 1997 three month interim period.

      RESTRUCTURING CHARGES. The Company's results of operations for the 1997 three month interim period were affected by the incurrence of a non-recurring restructuring charge totaling $0.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. There were no such charges during the 1998 three month interim period.

      INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations for the Company increased to $(2.0) million in the 1998 three month interim period, from $(5.0) million in the 1997 three month interim period. This increase is the result of greater gross profit of $.6 million, reflecting increased sales volume, offset partially by increased discounts offered to customers, lower operating expenses of $1.9 million and lower restructuring charges of $.5 million, for the 1998 three month interim period as compared to the 1997 three month interim period.

      OTHER INCOME/(EXPENSES). Other income/(expenses) increased to $(.2) million in the 1998 three month interim period, from $(0.3) million in the 1997 three month interim period. This increase was primarily due to a gain realized on the sale of a portion of land of $.3 million which was partially offset by lower interest earnings realized as a result of lower cash balances available for investment in the 1998 interim period as compared to the 1997 three month interim period.

      INCOME TAX BENEFIT (EXPENSE). Income tax benefit (expense) was $1.1 million for the 1998 three month interim period as compared to $(.2) thousand expense for the 1997 three month interim period. The increase was primarily due to income tax benefit realized from carrying back certain tax credits to previous years.

      NET INCOME/(LOSS). Net income/(loss) during the 1998 three month interim period was $(1.2) million, compared to $(5.3) million during the 1997 three month interim period.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had $13.0 million of cash and cash equivalents and indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations, of $30.3 million, which in turn included $7.0 million of current and short-term obligations.

      The Company's current priority is to restore profitability with respect to its Puerto Rican operations. As of March 31, 1998, the Company has used approximately $28.6 million, net of interest earnings, of the cash set aside from its September 1995 initial public offering to support these efforts, for the repayment of indebtedness, and for additions to the Company's working capital which has been and continues to be affected as a result of the Company's net operating losses, and to cover a portion of the cost of the offering. In addition, on April 8, 1997, the Company completed the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets.

      Net cash provided by/(used in) operating activities for the Company for the 1998 six month interim period was $(4.6) million compared to $(7.1) million during the 1997 six month interim period. This change was mainly the result of the net cash income after depreciation and amortization and (gain) loss on sale of property, plant and equipment of $.3 million and changes in assets and liabilities of $(4.9) million during the 1998 six month interim period, as compared to $(5.4) million and $(1.7) million, respectively, for the 1997 six month interim period. As of March 31, 1998, the Company had $72.3 million in net operating loss carryforwards available to offset future Puerto Rican income taxes and $41.1 million in net operating loss carryforwards available to offset future U.S. taxable income.

      Net cash provided by/(used in) investing activities for the Company was $(.7) million for the 1998 six month interim period, as compared with $10.1 million during the 1997 interim period. Purchases of property, plant and equipment, net of disposals, amounted to $(.7) million during the 1998 interim period as compared to $(2.8) million during the 1997 interim period. Proceeds from short-term investment were zero during the 1998 interim period as compared to $12.9 million for the 1997 interim period.

      Cash flows provided by/(used in) financing activities for the Company during the 1998 six month interim period were $(1.2) million compared to $(0.9) million during the 1997 six month interim period. The significant financing activities for the Company during the 1998 interim period were the net repayment of debt. The significant financing activities during the 1997 six month interim period were also the net repayment of debt. The Company did not pay any dividends for either the 1998 or 1997 six month interim periods. In the future, the payment of cash dividends will be in part dependent on the receipt of dividends from BAESA, and in part dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular. The Company does not expect to pay any cash dividends for the foreseeable future.

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

      Capital expenditures for the Company totaled $1.2 million in the 1998 six month interim period as compared to $3.0 million in the 1997 six month interim period. The Company's capital expenditures have been financed by
a  combination   of borrowings  from  third  parties  and  internally generated funds. The Company estimates that its capital expenditures for the fiscal years 1998 and 1999 may be approximately $3 million in each year.

                        PEPSI-COLA PUERTO RICO BOTTLING

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The information contained in Note 10 to Notes to Condensed Consolidated Financial Statements contained in Part I of this Report is incorporated herein by reference. Except as described in that Note, there were no material developments regarding legal proceedings involving the Company during the six month period ended March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS. The following exhibits are filed herewith or incorporated herein:

Exhibit
NUMBER                      DESCRIPTION OF EXHIBIT
_______                     ______________________
3.1                         Amended and Restated Certificate  of  Incorporation  of  the  Company  (incorporated by reference to
                            Exhibit  3.1  to the Company's Annual Report on Form 10-K for the fiscal year  ended

September  30,
                            1995).
3.2                         Certificate of Amendment of the Company's Amended and Restated Certificate of
Incorporation.
3.3                         Amended  and  Restated  By-Laws  of  the  Company  (incorporated  by reference to
Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
4.1                         Form of Specimen Stock Certificate representing Class B Shares (incorporated by reference to Exhibit
                            4.1 to Amendment No. 3 to the Company's Registration Statement on Form  S-1
(Registration  No.  33-
                            94620) (the "S-1 Registration Statement")).
10.1                        Franchise  Commitment  Letter  (incorporated  by  reference  to Exhibit 10.1 to the
S-1 Registration
                            Statement).
10.2                        Letter  Agreement  between the Company and PepsiCo extending term of Exclusive
Bottling Appointments
                            (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).
10.3                        Form of Exclusive Bottling  Appointment  (incorporated  by  reference  to  Exhibit
10.3  to the S-1
                            Registration Statement).
10.4                        Material  Differences  in Exclusive Bottling Appointments (incorporated by reference to Exhibit 10.4
                            to the S-1 Registration Statement).
10.5                        Concentrate Price Agreement  (incorporated  by  reference  to  Exhibit  10.5 to the
S-1 Registration
                            Statement).
10.6                        Amended  and  Restated  General  Partnership Agreement for BSA (incorporated by reference to Exhibit
                            10.6 to Amendment No. 1 to the S-1 Registration Statement).
10.7                        Shareholders Agreement (incorporated  by  reference  to  Exhibit  10.7 to Amendment
No. 1 to the S-1
                            Registration Statement).
10.8                        Amendment  No.  1  to Shareholders Agreement (incorporated by reference to Exhibit
10.8 to Amendment
                            No. 1 to the S-1 Registration Statement).
10.9                        Amendment No. 2 to Shareholders  Agreement  (incorporated  by reference to Exhibit
10.9 to Amendment
                            No. 1 to the S-1 Registration Statement).
10.10                       Amendment  No.  3  to  Shareholders  Agreement  (incorporated  by  reference to
Exhibit 10.10 to the
                            Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).
10.11                       Stock  Option  Agreement  dated as of September 28, 1996 among Rafael Nin,
Pepsi-Cola  Puerto  Rico
                            Bottling Company and the Shareholders (incorporated by reference to Exhibit 1 to the Schedule 13D of
                            Rafael Nin dated October 9, 1996).
10.12                       Voting Trust Agreement dated  September  28,  1996 among Rafael Nin, Pepsi-Cola
Puerto Rico Bottling
                            Company and the Grantors (incorporated by reference  to  Exhibit 2 to the Schedule
13D of Rafael Nin
                            dated October 9, 1996).
10.13                       Consent  of  PepsiCo,  Inc. to the terms of the Voting Trust Agreement referred to under Exhibit No.
                            10.12 above.
10.14                       Stock  Option  Agreement  dated as of October 15, 1996 between Rafael Nin and
Pepsi-Cola Puerto Rico
                            Bottling Company (incorporated  by reference to Exhibit 1 to the Amendment No. 1 to the Schedule 13D
                            of Rafael Nin dated January 7, 1997).
10.15                       Pepsi-Cola Puerto Rico Bottling Company  Qualified  Stock  Option Plan dated as of
December 30, 1996
                            (incorporated by reference to Exhibit 2 to the Amendment No.  1  to  the  Schedule
13D of Rafael Nin
                            dated January 7, 1997).
10.16                       Pepsi-Cola  Puerto  Rico  Bottling  Company Non-Qualified Stock Option Plan dated as of December 30,
                            1996 (incorporated by reference to the Company's Proxy Statement dated January 31,
1997).
10.17                       Amendment No. 4 to the Shareholders Agreement (incorporated by reference to the
Exhibit 10.13 to the
                            Company's Annual Report on Form 10K/A-1 for the fiscal year ended September 30,
1996).




10.18                       Second Restated Credit Agreement dated  April 8, 1997 among Pepsi-Cola Puerto Rico
Bottling Company,
                            Pepsi-Cola Puerto Rico Manufacturing Company,  Pepsi-Cola Puerto Rico Distributing
Company, Beverage
                            Plastics Company and Banco Popular de Puerto Rico (incorporated by reference to the
Exhibit 10.18 to
                            the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
1997).
10.19                       Master Lease Agreement dated April 18, 1997 between  General  Electric Capital
Corporation of Puerto
                            Rico and Pepsi-Cola Puerto Rico Bottling Company (incorporated  by reference to the
Exhibit 10.19 to
                            the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
1997).
10.20                       Amendment No. 5 to Class A Shareholders Agreement (incorporated by reference to the
Exhibit 10.20 to
                            the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
1997).
10.21                       Trust Agreement dated as of May 14, 1997 among certain shareholders  of  the Company and Rafael Nin,
                            as Trustee (incorporated by reference to Exhibit 1 to Amendment No. 3 to the
Schedule 13D of Rafael
                            Nin dated August 13, 1997).
10.22                       Stock  Option  Agreement dated as of May 14, 1997 among certain grantors, a special committee of the
                            Company's Board of Directors, the Company and Rafael Nin (incorporated by reference to Exhibit No. 2
                            to Amendment No. 3 to the Schedule 13D of Rafael Nin dated August 13, 1997).
21.1                        List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-1
Registration Statement).

      (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

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

             SIGNATURES                                TITLE                                 DATE
             __________                                _____                                 ____

Rafael Nin                            Chief Executive Officer                            May __, 1998

David L. Virginia                     Chief Financial Officer and Chief                  May __, 1998
                                      Accounting Officer

Wanda Rivera Ortiz                    Chief Accounting Officer                           May __, 1998


                                          23


                                             NF104630.2  <<Date>> <<Time>>