Form 10-Q
period 1998-06-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1998-08-14
CIK 948086

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO ______

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of August 14, 1998, there were 21,500,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,500,000 shares of Class B Common Stock.

                         PEPSI-COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                            NUMBER
PART I    FINANCIAL INFORMATION.................................................................3

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets (unaudited) at June 30, 1998 and September 30, 1997..............................................................3
          Condensed Consolidated Statements of Income/(Loss) (unaudited) for the
            Nine Months Ended June 30, 1998 and 1997............................................5
          Condensed Consolidated Statements of Income/(Loss) (unaudited) for the
            Three Months Ended June 30, 1998 and 1997...........................................6
          Condensed Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months Ended June 30, 1998 and 1997............................................7
          Notes to Condensed Consolidated Financial Statements (unaudited)......................8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................13


PART II   OTHER INFORMATION....................................................................21

Item 1.   Legal Proceedings....................................................................21

Item 6.   Exhibits and Reports on Form 8-K.....................................................21
            (a)  Exhibits......................................................................21
            (b)  Reports on Form 8-K during the quarter ended June 30, 1998....................21



         CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Notes to Condensed Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report include forward looking statements regarding possible future events, including estimated capital expenditures, seasonality of the Company's business and the Company's intentions with respect to dividend payments. Such forward looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results implied by such forward looking statements. The Company cautions the public not to place undue reliance on forward looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward looking statements include material changes in the relationship between the Company and PepsiCo, Inc.; inability to achieve additional cost savings and continued competitive pressures with respect to pricing and volume in the Puerto Rico market, which could result in continued erosion of market share; unexpected developments which prevent improved results from the Company's marketing activities; and other factors, including economic, climatic and political conditions in Puerto Rico, and the impact of such conditions on consumer spending.

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                         PEPSI-COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                              JUNE 30,    SEPTEMBER 30,
                                                                               1998          1997
                                                                            (UNAUDITED)    (AUDITED)
                                                                           -------------  -------------
Current Assets:
     Cash and cash equivalents                                                $10,958        $19,447
     Accounts receivable:
              Trade, less allowance for doubtful accounts of $1,807 at         14,570         11,681
                June 30, 1998 and $1,389 at September 30, 1997
              Due from PepsiCo, Inc.                                            1,423            943
              Other                                                             1,622          4,273
     Inventories                                                                3,804          3,635
     Deferred income taxes                                                         97             97
     Prepaid expenses and other current assets                                  2,915          1,414
                                                                              -------        -------
                    Total current assets                                       35,389         41,490

  Deferred income tax, long-term                                                1,645          1,619
  Long-lived assets for sale, principally land and building                     3,752          3,752
  Property, plant and equipment, net                                           44,859         47,347
  Intangible assets, net of accumulated amortization                            1,570          1,644
  Other assets                                                                      9             58
                                                                              -------        -------
                    Total assets                                              $87,224        $95,910
                                                                              =======        =======


See accompanying notes to condensed consolidated financial statements.

                         PEPSI-COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (U.S. DOLLARS IN THOUSANDS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     JUNE 30,       SEPTEMBER 30,
                                                                      1998             1997
                                                                   (UNAUDITED)       (AUDITED)
                                                                   -----------      -------------
Liabilities:
     Current installments of long-term debt                        $   1,007         $   1,007
     Current installments of capital lease obligations                   491               908
     Short-term borrowings                                             5,164             5,430
     Accounts payable:
                Trade                                                 12,356            13,750
                Affiliate                                                 --                32
     Income tax payable                                                  131               199
     Other accrued expenses                                            5,902             4,830
                                                                   ---------         ---------
          Total current liabilities                                   25,051            26,156

  Long-term debt, excluding current installments                      22,607            23,636
  Capital lease obligations, excluding current installments               15               513
  Accrued pension cost, long-term                                      1,359             2,213
                                                                   ---------         ---------
          Total liabilities                                           49,032            52,518

  Shareholders' equity:
     Class A common shares of $0.01 par value; authorized,
         issued and outstanding 5,000,000 shares                          50                50
     Class B common shares, $0.01 par value; authorized
         35,000,000 shares; issued and outstanding
         16,500,000 shares                                               165               165
     Additional paid-in capital                                      103,910           103,910
     Retained earnings/(deficit)                                     (64,935)          (59,735)
     Pension liability adjustment                                       (998)             (998)
                                                                   ---------         ---------
                                                                      38,192            43,392
                                                                   ---------         ---------
                                                                   $  87,224         $  95,910
                                                                   =========         =========


     See accompanying notes to condensed consolidated financial statements.

                         PEPSI-COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                (U.S. DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                       NINE MONTHS ENDED JUNE 30,
                                                                         1998             1997
                                                                      (UNAUDITED)      (UNAUDITED)
                                                                      -----------      ----------
Net Sales                                                                74,302         $ 72,778
Cost of Sales                                                            52,230           50,390
                                                                       --------         --------
   Gross profit                                                          22,072           22,388
Selling and marketing expenses                                           22,455           22,342
Administrative expenses                                                   4,486            6,497
Estimated Liability under shareholders' class action litigation              --           13,172
Restructuring charges                                                        --              535
                                                                       --------         --------
Income/(loss) from operations                                            (4,869)         (20,158)
                                                                       --------         --------

Other income (expenses):
            Interest expense                                             (1,902)          (1,961)
            Interest income                                                 568              966
            Other, net                                                      206              100
                                                                       --------         --------
                    Total other income (expenses)                        (1,128)            (895)
                                                                       --------         --------
Loss before income tax benefit (expense)                                 (5,997)         (21,053)
Income tax benefit                                                          797              699
                                                                       --------         --------
Net income/(loss)                                                      $ (5,200)        $(20,354)
                                                                       ========         ========

Basic loss per common share                                            $  (0.24)        $  (0.95)
                                                                       ========         ========

Weighted average number of shares outstanding (in thousands)             21,500           21,500
                                                                       ========         ========




See accompanying notes to condensed consolidated financial statements.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)
                           (U.S. DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                              1998            1997
                                                                           (UNAUDITED)     (UNAUDITED)
                                                                           -----------     -----------
Net Sales                                                                   $ 25,842         $ 26,194
Cost of Sales                                                                 18,700           17,727
                                                                            --------         --------
   Gross profit                                                                7,142            8,467

Selling and marketing expenses                                                 8,172            6,965
Administrative expenses                                                        1,339              329
Estimated Liability under shareholders' class action litigation                   --           13,172
                                                                            --------         --------
Income/(loss) from operations                                                 (2,369)         (11,999)
                                                                            --------         --------

Other income (expenses):
        Interest expense                                                        (610)            (716)
        Interest income                                                          176              267
        Other, net                                                              (116)               5
                                                                            --------         --------
           Total other income (expenses)                                        (550)            (444)
                                                                            --------         --------
           Income/(loss) before income tax benefit (expense )                 (2,919)         (12,443)
Income tax benefit (expense)                                                    (139)             828
                                                                            --------         --------
Net income/(loss)                                                           $ (3,058)        $(11,615)
                                                                            ========         ========


Basic loss per common share                                                 $  (0.14)        $  (0.54)
                                                                            ========         ========

Weighted average number of shares outstanding (in thousands)                  21,500           21,500
                                                                            ========         ========




See accompanying notes to condensed consolidated financial statements.

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (U.S. DOLLARS IN THOUSANDS)

                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                 1998              1997
                                                                              (UNAUDITED)       (UNAUDITED)
                                                                              -----------       -----------

Net loss                                                                        $ (5,200)        $(20,354)
Adjustments to reconcile net earnings (losses)  to net cash provided by/
  (used in) operating activities:
     Estimated Liability under shareholders' class action litigation                  --           13,172
     (Gain)/loss on sale of property, plant and equipment                           (137)              60
      Depreciation and amortization                                                3,981            4,649
  Changes in assets and liabilities:
       Accounts receivable                                                          (718)          (4,949)
       Inventories                                                                  (169)             862
       Prepaid expenses and other current assets                                  (1,501)             316
       Accounts payable                                                           (1,426)          (2,443)
       Other accrued expenses                                                      1,072              119
       Income taxes payable                                                          (68)             (35)
       Other, net                                                                   (897)              26
                                                                                --------         --------
Net cash provided by/(used in) operating activities                               (5,063)          (8,577)
                                                                                --------         --------

Cash flows from / (used in) investing activities:
  Proceeds from sale of property, plant and equipment                                521              313
  Proceeds from matured short-term investment                                         --           12,904
  Purchases of property, plant and equipment                                      (1,737)          (3,081)
                                                                                --------         --------
       Net cash provided by/(used in) investing activities                        (1,216)          10,136
                                                                                --------         --------

Cash flows from / (used in) financing activities:
  Proceeds from (repayment of) short-term borrowings                                (266)             309
  Repayment of long-term debt                                                     (1,029)          (1,751)
   Proceeds from Capital Lease                                                        --            1,793
  Repayment of capital lease obligations                                            (915)          (1,289)
                                                                                --------         --------
       Net cash provided by/(used in) financing activities                        (2,210)            (938)
                                                                                --------         --------

Net increase/(decrease) in cash and cash equivalents                              (8,489)             621
Cash and cash equivalents at beginning of period                                  19,447           18,614
                                                                                --------         --------
Cash and cash equivalents at end of period                                      $ 10,958         $ 19,235
                                                                                ========         ========

Supplemental disclosures:
Cash paid for:
       Interest                                                                 $  1,942         $  1,855
       Income taxes                                                                  354              217



     See accompanying notes to condensed consolidated financial statements.

                     PEPSI COLA PUERTO RICO BOTTLING COMPANY
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (U.S. DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

(1)  ACCOUNTING PRINCIPLES AND BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, footnotes, and discussions should be read in conjunction with the consolidated financial statements, related footnotes, and discussions contained in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997. In the opinion of the Company's management, the unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation. Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998.

(2)  INVENTORIES

     Inventories consist of the following:

                                  June 30,     September 30,
                                   1998            1997
                                 ----------    -------------
          Raw materials           $1,453          $1,070
          Finished goods           1,403           1,428
          Other                      948           1,137
                                  ------          ------
                                  $3,804          $3,635
                                  ======          ======

(3)  PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment consists of the following:

                                                              June 30,       September 30,
                                                               1998              1997
                                                             ---------       -------------
     Land and improvements                                   $  6,893           $  7,057
     Buildings and improvements                                14,695             14,682
     Machinery, equipment and vehicles                         48,651             48,081
     Bottles, cases and shells                                  1,332              1,515
     Furniture and fixtures                                     1,774              1,580
     Construction in process                                      676                 86
                                                             --------           --------
                                                               74,021             73,001
     Less accumulated depreciation and amortization           (29,162)           (25,654)
                                                             --------           --------
       Property, plant and equipment, net                      44,859             47,347
                                                             ========           ========

(4)  ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     The Company has adopted the provisions of FASB 128 for fiscal year 1998. Under the provisions of FASB 128 the Company is required to report earnings/(losses) per share under the following two concepts: (i) basic earnings/(losses) per share and (ii) diluted earnings/(losses) per share. Under the diluted earnings/(losses) per share method, the Company must compute earnings/(losses) per share using the number of common shares that would have been issued and outstanding, if all of the stock options granted by the Company had been fully exercised. Nevertheless, if the effect of including common shares subject to stock options results in the computation being antidilutive, then the FASB requires that the Company present basic earnings/(losses) per share only. The Company has reported losses for both the 1997 and 1998 interim periods, therefore it does not include the common shares subject to stock options in the computation of loss per share, since this would result in an antidilutive computation of such loss per common share. Therefore, the Company's reported basic and diluted earnings/(losses) per share is the same. There were 1,761,667 common shares subject to stock options at June 30, 1998.

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

(5)  INCOME TAX

     The Company recorded a current income tax benefit of $797 and $699 for the nine month periods ended June 30, 1998 and 1997, respectively.

(6)  NOTES PAYABLE TO BANK AND LONG-TERM DEBT

     The Company has, among its credit facilities, a $5 million revolving credit facility which was fully drawn as of June 30, 1998.

(7)  RELATED PARTY TRANSACTIONS

     The following are transactions between the Company and subsidiaries, and other related parties, for the nine months ended June 30, 1998 and 1997, respectively:

         (i) The Company paid approximately $731 and $1,553 during the nine months ended June 30, 1998 and 1997, respectively, in advertising fees to a firm controlled by a shareholder of the Company.

         (ii) The Company paid approximately $140 and $300 during the nine month periods ended June 30, 1998 and 1997, respectively for legal fees to a firm, one of whose partners is a relative of the Company's former President Rafael Nin, who resigned July 17, 1998.

(8)  INVESTMENT IN BAESA

     The Company owned 12,345,347 shares, or approximately 17% as of September 30, 1997, of the outstanding capital stock of BAESA. Through June 30, 1996, the Company exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company ceased to control, or have significant influence over, the management or operations of BAESA. On May 9, 1997, The Buenos Aires Stock Exchange suspended trading of BAESA's Class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine Accounting Principles. The New York Stock Exchange also halted trading in BAESA's American Depository Shares. On December 5, 1997, BAESA announced a financial restructuring plan which would result in the issuance of additional equity by BAESA in exchange for a portion of its outstanding debt, and would (if the Company does not elect to exercise its preemptive rights to purchase its pro rata share of the additional equity) result in the Company's 17% interest in the outstanding capital stock of BAESA being diluted to a .34% interest. On January 29, 1998, BAESA announced that its shareholders had approved the restructuring plan. The plan provides for the recapitalization of BAESA and involves lenders holding 89% of the approximately $700 million of debt being restructured. This $700 million includes $60 million of 8.5% negotiable obligations originally issued in the Eurobond market (the "Eurobonds"). The implementation of the plan is contingent upon the satisfaction of several conditions including: (i) the tender of at least 92% of the face value of the Eurobonds in connection with the restructuring; (ii) the settlement of class action litigation commenced against BAESA in the United States; and
(iii) approvals by Argentine and United States regulatory authorities for the issuance of new BAESA equity, and by Argentine authorities for the issuance of new debt, as part of the restructuring. BAESA also announced that, if the requisite amount of Eurobonds is not tendered, or the class action litigation is not settled on terms acceptable to BAESA, the parties to the restructuring plan agreement have agreed to support a prepackaged plan of reorganization of BAESA under Chapter XI of the United States Bankruptcy Code.

     The Company withdrew its interest in BAESA Shareholder Associates ("BSA"), and liquidated Argentine Bottling Associates, two partnerships which previously held the Company's interest in BAESA, during fiscal year 1997. These actions resulted in the Company holding its BAESA shares directly, and eliminated for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

     The Company's Board of Directors declared a dividend consisting of the 12,345,347 shares of capital stock of BAESA owned by the Company. The dividend was distributed on June 17, 1998 to the Company's shareholders of record on May 28, 1998. The distribution was made in the form of 6,172,674 BAESA American Depository Shares (each representing two underlying BAESA shares) on a pro rata basis to the holders of the Company's 21,500,000 outstanding Class A shares and Class B shares, and for the benefit of Rafael Nin who, pursuant to a Stock Option Agreement between the Company and Mr. Nin, holds an option to acquire 1,516,667 Class B shares, with fractional American Depository Shares being rounded to the nearest whole number of American Depository Shares. Under the Stock Option Agreement with Mr. Nin, the Company is obligated to retain the BAESA shares allocable to the 1,516,667 unissued Class B shares (as if they were outstanding on the record date) represented by Mr. Nin's option, so that such BAESA shares also will be subject to acquisition by Mr. Nin upon exercise of the option. The carrying value of the capital stock of BAESA had been written down to zero at September 30, 1997.

(9)  STOCK OPTION PLANS

     In 1997 the Company adopted two stock option plans, the Qualified Stock Option Plan (the "Qualified Plan") and the Non-Qualified Stock Option Plan (the "Non-Qualified Plan") pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. Each plan authorizes grants of options to purchase up to 500,000 shares of authorized but unissued Class B Common Stock. Stock options under the Qualified Plan are granted with an exercise price equal to the stock's fair market value at the date of the grant.

     At September 30, 1997, there were 810,000 shares available for grant under the plans. Prior to September 30, 1997, Rafael Nin was granted an option to purchase 190,000 Class B shares under the plans. The per share weighted-average estimated fair value of stock options granted during 1997 was $3.52 on the date of the grant, using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.125%, expected volatility of 51.42% and an expected life of 10 years.

     On March 3, 1998, the Company granted options to purchase 110,000 Class B shares to certain officers and key management employees, pursuant to the Qualified Plan. The exercise price of these options is $6.25 per share. The per share weighted-average estimated fair value of stock options granted during the twelve month period ended March 3, 1998 was $4.73 on the date of the grant, using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 41.17% and an expected life of 10 years. After this transaction there were 700,000 Class B shares available for grant under the plans. On March 3, 1998, 50% of these stock options vested. The balance will become vested on the earlier (i) of the date there is a change in control of the Company or (ii) December 31, 1998.

     Additionally, the Company entered into a Stock Option Agreement with Rafael Nin, (the "Nin Option") which grants him the right to acquire 1,516,667 Class B shares of the Company, at an exercise price of $5.00 per share. The per share weighted-average estimated fair value of stock options granted during 1997 was $3.52 on the date of the grant, using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 6.125%, expected volatility of 51.42% and an expected life of 10 years.

     The Company applies APB opinion No. 25 in accounting for all the stock options granted under the plans and the Nin Option and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation costs based on the fair value at the grant date for its stock options, under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below:

                                                      1998
                                                      ----
              Net Loss              As Reported      $5,200
                                                     ------
                                    Pro Forma        $5,564
                                                     ------

              Net Loss Per Share                       $.26
                                                     ------

     At June 30, 1998 the number of options exercisable was 1,761,667 and the exercise price of such options was as follows:

       1,706,667 class B shares             Exercise price of $5.00 per share
          55,000 class B shares             Exercise price of $6.25 per share

     On July 17, 1998, as a result of the change of control of the Company, the remaining 50% of the options (55,000 shares) that were granted on March 3, 1998 became exercisable pursuant to the provisions of the March 3, 1998 option agreements.






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

     The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The carrying amounts approximate the estimated fair value at June 30, 1998.

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

                         PEPSI-COLA PUERTO RICO BOTTLING
                            COMPANY AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of June 30, 1998 (unaudited) and September 30, 1997, and for the nine month periods ended June 30, 1998 and June 30, 1997 (the "1998 nine month interim period" and the "1997 nine month interim period," respectively) and for the three month interim periods ended June 30, 1998 and June 30, 1997 (the "1998 three month interim period" and the "1997 three month interim period," respectively).


     Change In Control

     On July 17, 1998, P-PR Transfer, LLP, a Delaware registered limited liability partnership (the "Partnership") and V. Suarez & Co., Inc., a Puerto Rico corporation ("Suarez"), purchased an aggregate of 5,000,000 shares of the Class A common stock, par value $.01 per share (the "Class A Shares"), and 6,210,429 shares of the Class B common stock, par value $.01 per share (the "Class B Shares"), of the Company. The Partnership is a joint venture between Pohlad Companies, an independent Pepsi-Cola bottler, and PepsiCo, Inc. The transactions were previously disclosed by the Company in a current report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

     In connection with the change in control, the Company issued warrants to the Partnership and Suarez dated July 17, 1998 for the purchase of 1,360,000 Class B Shares and 340,000 Class B Shares, respectively, exercisable at $6.875 per share at any time during a period of seven years and six months after the date of the warrants. The warrants may be transferred and give the holders one demand and unlimited piggyback registration rights.

     Also in connection with the change in control, six of the Company's seven directors resigned on July 17, 1998. Effective July 18, 1998, the size of the Board of Directors was increased to eight members and seven new directors were appointed, each of whom were designated by the Partnership. Information concerning the new directors is contained in Appendix A to the Company's Section 14(f) Information Statement dated July 7, 1998 and filed with the Securities and Exchange Commission. Also effective July 18, 1998, the Company's officers resigned, except for A. David Velez, Vice President. The following officers were appointed: Robert C. Pohlad, Chief Executive Officer, Kenneth E. Keiser, President, John F. Bierbaum, Chief Financial Officer, and Brian D. Wenger, Secretary.

     BAESA Stock Dividend

     In addition to conducting its own bottling operations, the Company owned 12,345,347 shares, or approximately 17% of the outstanding capital stock (prior to the restructuring described in the following paragraph), and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. ("PepsiCo") and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company does not control, or have significant influence over, the management or operations of BAESA.

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

     The Company withdrew its interest in BAESA Shareholder Associates, and liquidated Argentine Bottling Associates, two partnerships which previously held the Company's interest in BAESA, during fiscal year 1997. These actions resulted in the Company holding its BAESA shares directly, and eliminated for future periods, the accounting requirement that the Company report on an equity basis the results of operations of BAESA.

     The Company's Board of Directors declared a dividend consisting of the 12,345,347 shares of capital stock of BAESA owned by the Company. The dividend was distributed on June 17, 1998 to the Company shareholders of record on May 28, 1998. The distribution was made in the form of 6,172,674 BAESA American Depository Shares (each representing two underlying BAESA shares) on a pro rata basis to the holders of the Company's 21,500,000 outstanding Class A shares and Class B shares, and for the benefit of Rafael Nin who, pursuant to a Stock Option Agreement between the Company and Mr. Nin, holds an option to acquire 1,516,667 Class B shares, with fractional American Depository Shares being rounded to the nearest whole number of American Depository Shares. Under the Stock Option Agreement with Mr. Nin, the Company is obligated to retain the BAESA shares allocable to the 1,516,667 unissued Class B shares (as if they were outstanding on the record date) represented by Mr. Nin's option, so that such BAESA shares also will be subject to acquisition by Mr. Nin upon exercise of the option. The carrying value of the capital stock of BAESA had been written down to zero at September 30, 1997.

           Seasonality

     The historical results of operations of the Company have not been significantly seasonal. However, the Company anticipates that its results of operations in the future may be somewhat seasonal, with higher demand in the summer and holiday seasons.

THE COMPANY

     GENERAL

     The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                                                    Nine Months                   Three Months
                                                   Fiscal Year                        Interim                       Interim
                                     -------------------------------------     -----------------------    ------------------------
                                         1995        1996           1997         1997          1998          1997          1998
                                     ----------- -----------    ----------     ---------     ---------    ---------      ---------
Net Sales                               100.0%       100.0%        100.0%        100.0%        100.0%        100.0%        100.0%
Cost of Sales                            59.4         72.8          68.8          69.2          70.3          67.7          72.4
Gross Profit                             40.6         27.2          31.2          30.8          29.7          32.3          27.6
Selling and Marketing Expenses           26.6         41.3          30.5          30.7          30.2          26.6          31.6
Administrative Expenses                   5.5          9.3           8.5           8.9           6.0           1.2           5.2
Restructuring Charges                                  2.6            .5            .7            --            --            --
Settlement expenses                                                 13.3          18.1            --          50.3            --
Income (Loss) from Operations             8.5        (26.1)        (21.6)        (27.7)         (6.6)        (45.8)         (9.2)
                                        =====        =====         =====         =====         =====         =====         =====

1998 NINE MONTH INTERIM PERIOD COMPARED TO 1997 NINE MONTH INTERIM PERIOD

     Net Sales. Net Sales for the Company increased $1.5 million, or 2.1%, for the 1998 nine month interim period from the 1997 nine month interim period to $74.3 million. This increase was primarily the result of an increase in sales volume of 10.6% offset partially by increased discounts provided to customers in the 1998 nine month interim period as compared to the 1997 nine month interim period. The average net sales price on an eight ounce equivalent basis decreased during the 1998 nine month interim period by approximately (7.7)% as compared to the 1997 nine month interim period.

     Cost of Sales. Cost of sales for the Company increased $1.8 million, or 3.7% for the 1998 nine month interim period as compared to the 1997 nine month interim period to $52.2 million. This increase was primarily the result of the 10.6% increase in sales volume offset in part by lower raw material costs during the 1998 nine month interim period as compared to the 1997 nine month interim period.

     Gross Profit. Gross profit for the Company decreased by $(.3) million to $22.1 million in the 1998 nine month interim period from $22.4 million in the 1997 nine month interim period. As a percentage of net sales, gross profit decreased to 29.7% in the 1998 nine month interim period from 30.8% in the 1997 nine month interim period. The decrease was primarily due to the higher discounts provided to customers (which resulted in a lower average net sales price), and offset in part by the 10.6 % increase in sales volume and the lower raw material costs.

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

     Selling and marketing expenses for the Company increased $.1 million, or .5%, to $22.5 million for the 1998 nine month interim period as compared to the
1997 nine month interim period. This increase was primarily due to increased marketing spending of $.3 million offset in part by lower net selling expenses of $.2 million in the 1998 nine month interim period as compared to the 1997 nine month interim period. As a percentage of net sales, selling and marketing expenses decreased to 30.2% during the 1998 nine month interim period from 30.7% in the 1997 nine month interim period.

     Administrative Expenses. Administrative expenses for the Company decreased $2.0 million or 31.0% for the 1998 nine month interim period from the 1997 nine month interim period to $4.5 million. This decrease was primarily the result of reductions of $.9 million in the cost of legal services, reductions of $.8 million in salaries and wages, and $.3 million in other administrative expenses. As a percentage of net sales, administrative expenses decreased to 6.0% during the 1998 nine month interim period from 8.9% in the 1997 nine month interim period.

     Settlement of Litigation. The Company's results of operations for the nine months ended June 30, 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B shares transferred as part of the settlement. There was no similar non cash expense that was incurred during the 1998 nine month interim period.

     Restructuring Charges. The Company's results of operations for the nine months ended June 30, 1997 were affected by the incurrence of a non-recurring restructuring charge totaling $.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. There were no such charges during the 1998 nine month interim period.

     Income (Loss) from Operations. Income (loss) from operations for the Company increased to $(4.9) million in the 1998 nine month interim period, from $(20.2) million in the 1997 nine month interim period. This increase is the net result of the decrease in Gross Profit of $.3 million, increased selling and marketing costs of $.1 million, and decreased general and administrative costs of $2.0 million and the absence of the Settlement of Litigation Charge of $13.2 million, and restructuring costs of $.5 million for the 1998 nine month interim period as compared to the 1997 nine month interim period.

     Other Income/(Expenses). Other income/(expenses) decreased to $(1.1) million in the 1998 nine month interim period, from $(.9) million in the 1997 nine month interim period. This decrease is primarily due to lower interest earnings during the 1998 nine month interim period as a result of lower cash balances available for investment as compared to the 1997 nine month interim period.

     Income Tax Benefit (Expense). Income tax benefit (expense) was $.8 million for the 1998 nine month interim period as compared to $.7 million for the 1997 nine month interim period.

     Net Income/(Loss). Net income/(loss) during the 1998 nine month interim period was $(5.2) million, compared to $(20.4) million during the 1997 nine month interim period.

1998 THREE MONTH INTERIM PERIOD COMPARED TO 1997 THREE MONTH INTERIM PERIOD

     Net Sales. Net Sales for the Company decreased $(.4) million, or (1.3)%, for the 1998 three month interim period from the 1997 three month interim period to $25.8 million. This decrease was primarily the result of the increase in discounts provided to customers, partially offset by increased sales volume of 3.5% during the 1998 three month interim period as compared to the 1997 three month interim period. The average net sales price on an eight ounce equivalent basis decreased during the 1998 three month interim period by approximately (4.5)% as compared to the 1997 three month interim period.

     Cost of Sales. Cost of sales for the Company increased $1.0 million, or 5.5% for the 1998 three month interim period as compared to the 1997 three month interim period to $18.7 million. This increase was primarily the result of the 3.5% sales volume growth which increased cost of sales by $.7 million, and by higher raw material and packaging costs of $.3 million during the 1998 three month interim period as compared to the 1997 three month interim period.

     Gross Profit. Gross profit for the Company decreased by $(1.4) million to $7.1 million in the 1998 three month interim period from $8.5 million in the 1997 three month interim period. As a percentage of net sales, gross profit decreased to 27.6% in the 1998 three month interim period from 32.3% in the 1997 three month interim period. The decrease in gross profit was primarily due to higher discounts provided to customers, and the resulting lower average net sales price, and increases in raw material costs offset in part by the increased sales volume of 3.5% for the 1998 three month interim period as compared to the 1997 three month interim period.

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

     Selling and marketing expenses for the Company increased $1.2 million, or 17.3%, to $8.2 million for the 1998 three month interim period as compared to the 1997 three month interim period. This increase was primarily due to increased marketing expenses of $.6 million and higher selling expenses of $.6 million for in the 1998 three month interim period as compared to the 1997 three month interim period. As a percentage of net sales, selling and marketing expenses increased to 31.6% during the 1998 three month interim period from 26.6% in the 1997 three month interim period.

     Administrative Expenses. Administrative expenses for the Company increased $1.0 million or 295% for the 1998 three month interim period from the 1997 three month interim period to $1.3 million. This increase is primarily the result of the recovery of legal expenses realized as part of the insurance settlement associated with certain civil litigation during the 1997 three month interim period. The insurance recovery reduced cost of legal services by $1.5 million for the 1997 three month interim period. There was no such recovery during the 1998 three month interim period. As a percentage of net sales, administrative expenses increased to 5.2% during the 1998 three month interim period from 1.2% in the 1997 three month interim period.

     Settlement of Litigation. The Company's results of operations for the three months ended June 30, 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B shares transferred as part of the settlement. There was no similar non cash expense that was incurred during the 1998 three month interim period.

     Income (Loss) from Operations. Income (loss) from operations for the Company increased to $(2.4) million in the 1998 three month interim period, from $(12.0) million in the 1997 three month interim period. This increase is the result of lower gross profit of $1.4 million, reflecting increased sales volume, offset by increased discounts offered to customers, and higher raw material costs, higher operating expenses of $2.2 million and lower settlement expenses of $13.2 million, for the 1998 three month interim period as compared to the 1997 three month interim period.

     Other Income/(Expenses). Other income/(expenses) increased to $(.6) million in the 1998 three month interim period, from $(0.4) million in the 1997 three month interim period. This decrease was primarily due to loss on disposal of fixed assets of $.1 million and by lower interest earnings realized as a result of lower cash balances available for investment of $.1 million in the 1998 three month interim period as compared to the 1997 three month interim period.

     Income Tax Benefit (Expense). Income tax benefit (expense) was $(.1) million for the 1998 three month interim period as compared to $.8 million for the 1997 three month interim period. The decrease was primarily due to income tax benefit realized from carrying back certain tax credits to previous years during the 1997 three month interim period. There was no such benefit available during the 1998 three month interim period.

     Net Income/(Loss). Net income/(loss) during the 1998 three month interim period was $(3.1) million, compared to $(11.6) million during the 1997 three month interim period.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $11.0 million of cash and cash equivalents and indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations, of $29.3 million, which in turn included $6.7 million of current and short-term obligations.

     The Company's current priority is to restore profitability. As of June 30, 1998, the Company had used approximately $30.6 million, net of interest earnings, of the cash set aside from its September 1995 initial public offering to support these efforts, for the repayment of indebtedness, and for additions to the Company's working capital which has been and continues to be affected as a result of the Company's net operating losses, and to cover a portion of the cost of the offering. In addition, on April 8, 1997, the Company completed the refinancing of its remaining debt to include a payment schedule which more closely matches the life of its production assets.

     Net cash provided by/(used in) operating activities for the Company for the 1998 nine month interim period was $(5.1) million compared to $(8.6) million during the 1997 nine month interim period. This change was mainly the result of the net cash loss after depreciation and amortization and (gain) loss on sale of property, plant and equipment and, in 1997 estimated liability under shareholders' class action litigation, of $(1.4) million and changes in assets and liabilities of $(3.7) million during the 1998 nine month interim period, as compared to $(2.5) million and $(6.1) million, respectively, for the 1997 nine month interim period. As of June 30, 1998, the Company had $74.9 million in net operating loss carryforwards available to offset future Puerto Rican income taxes and $44.2 million in net operating loss carryforwards available to offset future U.S. taxable income.

     Net cash provided by/(used in) investing activities for the Company was $(1.2) million for the 1998 nine month interim period, as compared with $10.1 million during the 1997 nine month interim period. Purchases of property, plant and equipment, net of disposals, amounted to $(1.2) million during the 1998 nine month interim period as compared to $(2.8) million during the 1997 nine month interim period. Proceeds from short-term investment were zero during the 1998 interim period as compared to $12.9 million for the 1997 interim period.

     Cash flows provided by/(used in) financing activities for the Company during the 1998 nine month interim period were $(2.2) million compared to $(0.9) million during the 1997 nine month interim period. The significant financing activities for the Company during the 1998 nine month interim period were the net repayment of debt. The significant financing activities during the 1997 nine month interim period were also the net repayment of debt. The Company did not pay any cash dividends for either the 1998 or 1997 nine month interim periods. In the future, the payment of cash dividends will be dependent on the achievement of adequate levels of profitability, and, under certain conditions, the consent of Banco Popular. The Company does not expect to pay any cash dividends for the foreseeable future.

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

     The weighted average interest rate on such borrowings was 8.2% for the 1998 nine month interim period. Beginning on May 1, 1997, the Company is required to make monthly payments of principal in the amount of $.083 million with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (April 1, 2007) when an $11.8 million balloon payment is due. The Company may prepay certain of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

     Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of Total Liabilities to Tangible Net Worth (as defined in the Second Restated Credit Agreement) of not more than 1.60 to 1 for fiscal year 1997 and 1.50 to 1 for each fiscal year thereafter during the term of the Second Restated Credit Agreement; (ii) a ratio of Operating Cash Flow to Total Debt Service (as defined in the Second Restated Credit Agreement) of 1 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; (iii) a minimum Tangible Net Worth of $37 million on September 30, 1997 and of $39.5 million, $42 million, $44.5 million and $47 million, respectively, by September 30, 1998, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, the Company is required to prepay a portion of the debt if (a) net proceeds of capital asset dispositions exceed $.25 million per year, (b) insurance recoveries other than for business interruption are not promptly applied toward repair or replacement or (c) the Company generates excess cash flow (as defined in the Second Restated Credit Agreement). Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable, if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends without the consent of Banco Popular under the Second Restated Credit Agreement.

     For the three month interim period ended June 30, 1998 the Company failed to meet certain of the above covenants, however, the Company obtained a waiver of the covenants from the bank for this period. The Company believes that, after taking into consideration the capital infusion made in connection with the change in control on July 17, 1998, it is in full compliance with the terms of the Second Restated Credit Agreement.

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

     Capital expenditures for the Company totaled $1.7 million in the 1998 nine month interim period as compared to $3.1 million in the 1997 nine month interim period. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for fiscal year 1998 may total approximately $3 million and the Company intends to consider substantial increases in capital expenditures for fiscal year 1999. The Company believes that, as a result of the change in control that became effective on July 17, 1998, the intended disposition of long-lived assets presently classified as available for sale, may be altered, in as much as those assets could possibly be utilized in the Company's future operations.

                         PEPSI-COLA PUERTO RICO BOTTLING

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Securities and Exchange Commission (the "Commission") issued an order that the Company cease and desist from committing any violation and any future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-13 thereunder (Securities Exchange Act of 1934 Release No. 39984/May 12, 1998 and Accounting and Auditing Enforcement Release No. 1034/May 12, 1998). The Company, without admitting or denying the findings, consented to the entry of the order, in which the Commission found that the Company reported inaccurate quarterly results during the first two quarters of fiscal year 1996 by failing to recognize sales discounts, allowances, and marketing and certain other expenses and by misstating accounts payable. No fines or penalties were imposed on the Company.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number                     Description of Exhibit


2.1  Transfer Agreement among Rafael Nin, P-PR Transfer, LLP and the
     Company dated June 15, 1998 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-40093)).

3.1 Certificate of Amendment of By-Laws of Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed June 11, 1998).

10.1 Guaranty of Obligations Pursuant to Transfer Agreement between Pohlad Companies, PepsiCo, Inc. and the Company dated June 15, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 31, 1998).

10.2 Warrant dated as of July 17, 1998, to purchase 1,360,000 shares of Class B common stock issued to P-PR Transfer, LLP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 31, 1998).

10.3 Warrant dated as of July 17, 1998, to purchase 340,000 shares of Class
     B Common stock issued to V. Suarez & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 31,
     1998).

27   Financial Data Schedule


     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998.

     1. Form 8-K filed June 11, 1998 with respect to amendments to the Company's By-Laws.

     2. Form 8-K filed June 16, 1998 with respect to the change in control transaction with P-PR Transfer, LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURES                   TITLE                       DATE
         ----------                   -----                       ----
/s/ Robert C. Pohlad
----------------------------
   Robert C. Pohlad           Chief Executive Officer      August 14, 1998

/s/ John F. Bierbaum
----------------------------
   John F. Bierbaum           Chief Financial Officer      August 14, 1998