Form 10-K
period 1998-09-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1998-12-29
CIK 948086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-13914

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                  ###-##-####
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


                             CARRETERA 865, KM. 0.4
                            BARRIO. CANDELARIA ARENAS
                           TOA BAJA, PUERTO RICO 00949
          (Address of Principal Executive Offices, including Zip Code)

                                 (787) 251-2000
              (Registrant's Telephone Number, including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: .

         TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED

Class B Common Stock, Par Value $.01              New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 21, 1998, was approximately $47,628,261.

         As of December 21, 1998, there were 21,690,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,690,000 shares of Class B Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1999 Proxy Statement of Pepsi-Cola Puerto Rico Bottling Company are incorporated by reference into Part III of this Form 10-K to the extent provided herein.

================================================================================

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                     ---------------------------------------
                       Index to Annual Report on Form 10-K
                          Year Ended September 30, 1998


ITEM NO.                                                                PAGE NO.
--------                                                                --------

PART I

         Item 1.  BUSINESS.....................................................3
         Item 2.  PROPERTIES..................................................13
         Item 3.  LEGAL PROCEEDINGS...........................................13
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........13

PART II

         Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................13
         Item 6.  SELECTED FINANCIAL DATA.....................................14
         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................17
         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................25
         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................51

PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS............................51
         Item 11. EXECUTIVE COMPENSATION......................................51
         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..............................................51
         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............52

PART IV
         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
                  FORM 8-K....................................................52
                  SIGNATURES..................................................57

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Pepsi-Cola Puerto Rico Bottling Company (the "Company") is a holding company which, through its manufacturing and distribution subsidiaries, produces, sells and distributes a variety of soft drink and fruit juice products and bottled water in the Commonwealth of Puerto Rico ("Puerto Rico"), pursuant to exclusive franchise arrangements with PepsiCo, Inc. ("PepsiCo") and other franchise arrangements. The Company also has rights to sell PepsiCo Products to distributors in the U.S. Virgin Islands. The Company produces, sells and distributes soft drink products primarily under the Pepsi-Cola, Slice, Wonder Kola, Teem and Mountain Dew trademarks pursuant to exclusive franchise arrangements with PepsiCo. In addition, the Company produces, sells and distributes tonic water, club soda and ginger ale under the Seagram trademark through an exclusive arrangement with Joseph E. Seagram & Sons, Inc. ("Seagram") and sells and distributes fruit juice products under the Welch's trademark.

         The Company was incorporated and acquired the franchise rights to produce, sell and distribute PepsiCo soft drink products in Puerto Rico in 1987. A subsidiary of the Company manufactures plastic bottles and "preforms" (small molded plastic units which are expanded with air to produce plastic bottles).

         For its fiscal year ended September 30, 1998, the Company had a net loss of $9.6 million (including $3.3 million pre-tax of expenses related to unusual items), compared to a net loss of $21.4 million during fiscal 1997 (including $13.2 million pre-tax of expenses related to settlement of civil litigation). This loss from the Company's operations resulted primarily from intense competitive pressures in Puerto Rico, which produced lower net sales prices.

         This annual report on Form l0-K contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this report refer to the ability of the Company to implement pricing initiatives in a manner that improves the pricing environment in the marketplace, its ability to generate cost savings through the consolidation of existing operations, its ability to pay dividends, its expected future capital expenditures and its ability to restore profitability through these pricing initiatives and cost savings. These forward looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially affect actual performance. The Company's future performance also involves a number of risks and uncertainties. Among the factors that could cause actual performance to differ materially are: continued competitive pressures with respect to pricing in the Puerto Rican market; the inability to achieve cost savings due to unexpected developments; changed plans regarding capital expenditures; adverse developments with respect to economic, climatic and political conditions in Puerto Rico; and the impact of such conditions on consumer spending.

PRINCIPAL MARKET

         The principal market for the Company's products is Puerto Rico, a Commonwealth of the United States with a population of approximately 3.7 million inhabitants. Currently, approximately 35% of the population of Puerto Rico is under the age of l8 and 45% of the population is under the age of 25 which the Company believes is significant because young people are major consumers of soft drinks.

         Although the Company has rights to sell PepsiCo products to distributors in the U.S. Virgin Islands, it is not required to do so under its franchise agreements with PepsiCo. During the fiscal year ended September 30, 1998, less than 1% of the Company's sales by volume were to distributors in the U.S. Virgin Islands.

         The Company has received certain rights and preferences for expansion of its exclusive business with PepsiCo throughout the Caribbean.

THE BEVERAGE INDUSTRY IN PUERTO RICO


         The Puerto Rican soft drink market is characterized by relatively low per capita consumption as compared to the United States due primarily to modest per capita income and the stage of industry evolution in Puerto Rico. In addition, the imposition of the Carbonated Beverage Tax (in effect from 1991 to 1993) had a material adverse effect on per capita consumption of soft drinks in the years in which it was in effect. The Carbonated Beverage Tax was repealed in January 1994 but consumption remains low compared to consumption levels in the United States. In 1995, the annual per capita consumption of soft drink products in Puerto Rico was approximately 410 eight-ounce servings, as compared with approximately 816 eight-ounce servings in the United States.

         The Company is one of the two largest soft-drink suppliers in Puerto Rico. From inception it was the market share leader but, since 1996 lost market share leadership to its principal competitor. In 1996, new ownership at the competitor instituted unusually aggressive selling tactics including securing exclusive marketing opportunities at leading supermarkets. The Company belives that the erosion of market share has been stemmed but the principal competitor still possesses a share advantage.

BUSINESS STRATEGY

         The most important element of the Company's current business strategy is to restore the profitability of its Puerto Rican bottling operations. The Company intends to pursue this strategy through the implementation of new marketing initiatives designed to address the current intense price competition in the soft drink market in Puerto Rico, and the implementation of cost cutting measures. In addition, the Company is evaluating the profitability of its various product lines and methods of distribution. There can be no assurance, however, that the Company will be successful in achieving its goal of restoring the profitability of its Puerto Rican bottling operations.

         The Company completed, during fiscal year 1996, the construction of the Toa Baja plant and the consolidation of its operations into this facility during 1997. The Toa Baja plant has three bottling lines and increased the Company's annual production capacity by 60%. The Company commenced operations at the Toa Baja plant in the third fiscal quarter of 1996, closed its former plant and currently holds it for sale. During fiscal 1999 it expects to sell the unused facility and conclude the sale of its water division as announced in December 1998.

FRANCHISE ARRANGEMENTS

         PEPSICO PRODUCTS

         The Company has entered into a master franchise commitment letter (the "Franchise Commitment Letter") with PepsiCo with respect to the sale of PepsiCo soft drink products in Puerto Rico. The Company has also entered into exclusive bottling appointment agreements (each an "Exclusive Bottling Appointment" and collectively, with the Franchise Commitment Letter, the "Franchise Arrangements") for the relevant trademarks of Pepsi-Cola, Diet Pepsi-Cola, Pepsi-Cola Free, Diet Pepsi-Cola Free, Lemon-Lime Slice, Diet Lemon-Lime Slice, Mandarin Orange Slice, Diet Mandarin Orange Slice, Grape Slice, Teem, Diet Teem, Wonder Kola and Mountain Dew. The Franchise Commitment Letter runs concurrently with the Exclusive Bottling Appointments and will terminate in the event of the termination or expiration of the Exclusive Bottling

Appointments. All of the Franchise Arrangements have the provisions described below and were renegotiated with the change in ownership control effective July 17, 1998.

         The Franchise Arrangements require the Company to purchase its entire requirements of concentrates and syrups for all of the PepsiCo soft drink products from certain affiliates of PepsiCo. Pursuant to the Franchise Commitment Agreement between the company and PepsiCo, PepsiCo charges the Company the actual price of a unit of concentrate that is paid by bottlers for the same or similar concentrate in the continental United States on an equivalent yield basis based upon the then current domestic list price for each of the respective PepsiCo products.

         The Company is obligated under the Franchise Arrangements to use, handle and process the concentrates purchased from PepsiCo and to bottle, label, package and distribute the PepsiCo soft drink products, in accordance with PepsiCo's instructions. The Company must maintain and operate its plants and all sales and distribution equipment in clean and sanitary conditions in accordance with PepsiCo's standards and specifications, and otherwise must satisfy PepsiCo's quality control standards. The Company must comply with all standards and specifications with respect to the treatment and purification of water used in manufacturing PepsiCo soft drink products and the maintenance and operation of water treatment and purifying equipment. The Company must also conduct tests of the PepsiCo soft drink products and the water used in their manufacture, maintain records of such testing and permit PepsiCo access to its facilities for inspection purposes.

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

         The Exclusive Bottling Appointments have ten-year terms expiring on July 17, 2008. Thereafter, each agreement is automatically renewed for additional five-year terms unless either party gives written notice of its intention not to renew the agreement at least 12 months prior to the date of expiration of the term. PepsiCo may terminate the Franchise Arrangements if the Company fails to comply in any material respect with the terms and conditions of the Franchise Arrangements, subject to a right to cure in certain instances. In addition, PepsiCo may terminate the Franchise Arrangements if there is a change of effective control of the Company without PepsiCo's prior written consent

         OTHER PRODUCTS

         The Company has reached agreement on the terms of a soft drink trademark license and bottling agreement with Seagram for the exclusive rights to produce, sell and distribute tonic water, club soda and ginger ale under the Seagram trademark in Puerto Rico. The Company must purchase concentrate from Seagram at a price per unit mutually agreed upon by Seagram and the Company. The Company is obligated to meet specified production levels. The Company may not produce, sell or distribute any other tonic water, club soda or ginger ale other than the Seagram trademark. The Company has further agreed to maintain certain production and quality control standards and to use its best efforts to advertise and promote the sale, distribution and consumption of the Seagram products in the franchise territory. The license and bottling agreement with Seagram is effective through January 31, 2000 and is renewable for successive ten-year terms thereafter at the option of Seagram. The agreement with Seagram may be terminated in the event that the Company does not comply with its terms and, in the case of the Company's bankruptcy, appointment of a receiver or assignment for the benefit of creditors.

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

         FRANCHISE PROTECTION

         The Company's Franchise Arrangements with PepsiCo are subject to Act No. 75 of June 24, 1964 of Puerto Rico, as amended ("Act 75"), which provides that a company that grants distribution rights to a distributor in Puerto Rico may not unilaterally terminate, perform any act detrimental to or refuse to renew its agreement with distributor without just cause, and would be required to pay damages to the distributor as specified in Act 75 in the event of a termination, impairment or non-renewal without just cause, which are specific acts set forth in Act 75 which are attributable to the distribution. Act 75 does not protect a distributor in the event of a breach by such distributor.

PRODUCTION

         Soft drinks are produced by mixing water, concentrate and sweetener and injecting carbon dioxide gas into the mixture to produce carbonation immediately prior to bottling. Prior to mixing, the water is processed to eliminate mineral salts, chlorinated and then passed through purification tanks containing sand filters, to eliminate remaining impurities, and carbon filters, to eliminate chlorine taste, copper and odors. The purified water is then combined with processed sugar and concentrate. Following carbonation the mixture is bottled in prewashed bottles or aluminum cans. The Company maintains a laboratory area at its production facility, where raw materials are tested and samples of soft drink products are analyzed to ensure quality control

         The raw materials used by the Company in the production of soft drinks include concentrate, syrup, water, sugar or high factor corn syrup, carbon dioxide gas, glass and plastic bottles, aluminum cans and other packaging material. The Company is obligated under the terms of the Franchise Arrangements to obtain concentrate for the production of soft drink products from PepsiCo or its affiliates. The Company obtains water from publicly available supplies (such as municipal water systems) and from its own drilled wells. The Company obtains all of its sweetener requirements from a number of independent suppliers and distributors located in the United States and Puerto Rico. The Company does not directly purchase low calorie sweetener for use in diet soft drinks because these sweeteners are already contained in the diet soft drink concentrates purchased by the Company. The Company purchases its supplies of carbon dioxide gas from a number of independent suppliers in Puerto Rico and elsewhere. The Company purchases plastic bottles used in the bottling process principally from its plastics operation and from other independent suppliers as needed. The Company also manufactures preforms which are utilized in the bottle manufacturing process. All bottles used in the bottling process of Cristalia products are purchased by the Company from a number of independent suppliers. The Company purchases its aluminum can requirements from Crown Cork & Seal.

         None of the raw materials or supplies used by the Company is currently in short supply, although the available supply of certain materials could be adversely affected in the future due to reasons outside the Company's control.

         The following table sets forth the principal raw materials utilized in the soft drink production process and the approximate percentage of the Company's total cost in fiscal year 1998 represented by each of them.

                                                           Percentage of
                                                            Fiscal Year
Raw Material                                                 1998 Cost
------------                                                 ---------
Packaging.................................................      41%
Concentrate...............................................      38%
Sugar/fructose............................................      15%
Carbon dioxide gas........................................      1%
Other.....................................................      5%
                                                               ----
     Total................................................     100%
                                                               ====

         The following chart shows the approximate effective production capacity, number of shifts and bottling lines, and average fiscal year 1998 capacity utilization for the Toa Baja plant:


                Approximate Effective      Number of          Average 1998
Plant          Production Capacity (1)  Bottling Lines  Capacity Utilization (2)
-----          -----------------------  --------------  ------------------------
Toa Baja......   44,350 (2 shifts)            3                   68%

--------------------
(1) Approximate effective production capacity is expressed in thousands of cases per year, assuming the number of shifts indicated. Effective production capacity is a plant's theoretical installed capacity, adjusted for seasonal variations in demand as well as regular maintenance and repair.
(2) Actual production in fiscal year 1998 expressed as a percentage of approximate effective production capacity.

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

         As of September 30, 1998, the Company had approximately 135 distribution routes (conventional, bulk, and presell) and its transportation fleet consisted of approximately 113 trucks. The Company's products are also distributed to restaurants and soda fountains in post-mix form.

         In addition, the Company has approximately 1,300 "single service" and 1,800 "full service" vending machines throughout Puerto Rico. In the "single service" format, the proprietor of the location of the machine purchases a minimum amount of the Company's products while in the "full service" format, the Company pays a commission to the proprietor and supplies and retains the profit from sales from the machines. The Company is responsible for refurbishing and maintaining the vending machines and there is no charge for installation and maintenance or rental fees for the vending machines. The Company's bottled water is distributed to customers in private homes, businesses and government agencies, some of which have coolers installed by the Company. The Company receives a rental payment for each cooler installed by the Company.

         In the fiscal year 1998, approximately 46% of the Company's volume was to supermarkets, grocery and convenience stores, 35% was to "cash and carry's" (small, high-volume wholesalers) and similar businesses, 14% was to restaurants and soda fountains and 5% was through other distribution channels. The Company also distributes its products through vending machines and is in the process of expanding its placement of vending machines throughout Puerto Rico. The Company's Cristalia brand bottled water is distributed to private homeowners, businesses and government agencies. Most sales to the Company's customers are on a credit basis, with payment due approximately 30 days after delivery. Credit sales and cash sales accounted for approximately 93% and 7% respectively, of the Company's total net sales in the fiscal year 1998.

MARKETING

         The Company has entered into a cooperative advertising and marketing agreement with affiliates of PepsiCo in Puerto Rico. This arrangement provides for advertising of Pepsi-Cola and other PepsiCo soft drink products on television and radio stations, billboards, newspapers and other media. The total amount spent by the Company on advertising pursuant to this cooperative arrangement in any year is determined by the Franchise Arrangements.


         A primary basis of competition among soft drink bottling companies is sales promotion activities, including television, radio and billboard advertising and point of purchase promotional devices, such as display racks and cases, clocks, neon signs and other merchandise and equipment bearing the Pepsi logo and placed in retail outlets where the Company's products are sold.

         The Company also uses point-of-purchase promotional devices approved by PepsiCo in marketing its products. These promotional devices consist primarily of prominent in-store displays such as racks and cases that are delivered to the Company's customers by distribution trucks along with soft drink deliveries. The Company shares the cost of these point-of-purchase promotional devices, excluding design costs, with PepsiCo. PepsiCo reimburses the Company for PepsiCo's share of its marketing expenditures. PepsiCo may from time to time during the year pay for marketing expenditures directly, subject to agreement with the Company, and will be credited for such payments toward PepsiCo's share of marketing expenditures.

         The Company has entered into long-term arrangements to offer discounts to selected customers, such as the major supermarket chains in Puerto Rico. The Company has also entered into cooperative marketing agreements with its customers relating to special displays and promotional campaigns for the Company's products. The competition with other soft drink companies for these type of arrangements is intense. There is no certainty that any specific relationship can be maintained longer than the period of agreement.

         The Company frequently uses promotional campaigns such as concerts and sports events, merchandise giveaways, contests and similar programs to increase sales of its products. These programs are typically heavily advertised and frequently result in increased sales and higher per capita consumption of the Company's products during the time the program is being conducted.

         The Company sells its soft drink and water products in a variety of non-returnable and returnable bottles, both glass and plastic, and in cans, in a variety of sizes. In order to increase sales and per capita consumption of the Company's products, the Company continually examines sales data and customer preferences in order to develop a mix of packaging formats which consumers will consider most desirable. All the packaging formats utilized by the Company for PepsiCo soft drink products are subject to the approval of PepsiCo.

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

COMPETITION

         The soft drink industry in Puerto Rico is highly competitive. In addition, during fiscal years 1998 and 1997, the Company faced intense price competition resulting in substantially lower net sale prices. The Company's principal competitors in Puerto Rico are the local bottlers and distributors of Coca-Cola in the cola market and Seven-Up in the flavored soft drink market. The Company's other competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers of smaller private label soft drinks, which private label soft drinks the Company believes have historically represented approximately 5% of total soft drink sales in Puerto Rico. Carbonated soft drink products compete with other major commercial beverages, such as coffee, milk and beer, as well as non-carbonated soft drinks, citrus and non-citrus fruit drinks and other beverages.

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

         The wastewater from the Tao Baja bottling plant is discharged to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The Company previously entered into a stipulation with PRASA with respect to the discharge of wastewater in excess of pretreatment standards and the Company paid a surcharge to cover the excess wastewater discharges. In 1998, the Company applied to have the permit reissued. On October 29, 1998, PRASA reissued the permit but without the surcharge provision included in the old permit. The Company intends to negotiate with PRASA regarding the new permit and required effluent standards. If the new permit cannot be negotiated, the Company will be required to construct an on-site wastewater treatment system. The cost of new treatment system may have a material affect on the Company's future financial performance.

TAXATION

         The Puerto Rican government currently imposes an excise tax on carbonated beverages of 5% of the "taxable price in Puerto Rico." The "taxable price in Puerto Rico" for a product manufactured in Puerto Rico is effectively defined under the Puerto Rico Excise Act as 72% of the manufacturer's sales price. The Company is thus subject to an excise tax at an effective rate of 3.6% (or 5% of 72%) of the price at which it sells its soft drink products.

EMPLOYEES

         At September 30, 1998, the Company had approximately 550 full-time employees, approximately 65% of which were represented by a labor union. The Company believes that its relationship with its employees and their unions is excellent. The Company has not experienced any strike or work stoppage since the Company was acquired in 1987. Labor relations are generally governed by labor agreements entered into from time to time between the Company and its employees. The Company has entered into three such agreements, with its union employees in its manufacturing and distributing subsidiaries, its plastics subsidiary and its bottled water division, respectively. A new agreement relating to the Company's manufacturing and distributing subsidiaries was signed on November 25, 1997 and expires on December 31, 2001. This new agreement provides the Company with a reduction in operating costs as part of its strategy to increase and maintain operating efficiencies. The agreement relating to its plastics subsidiary expired on October 1, 1996. The Company currently is in the process of renegotiating this agreement.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are elected by the Board of Directors and serve at its discretion. There is no family relationship among any of the officers or directors. The following table sets forth certain information regarding the executive officers of the Company.

Name                    Age      Position
----                    ---      --------

Robert C. Pohlad        44       Chief Executive Officer and Director
John F. Bierbaum        54       Chief Financial Officer, Vice President
Kenneth E. Keiser       47       President and Chief Operating Officer
Bradley J. Braun        44       Vice President, Finance and Assistant Secretary
Jay S. Hulbert          45       Vice President, Operations
Raymond R. Stitle       44       Vice President, Human Resources
A. David Velez          44       Vice President and President Pepsi-Cola Puerto
                                 Rico Distribution Company

         The following is a brief description of the business background of each of the executive officers of the Company.

         ROBERT C. POHLAD. Mr. Pohlad has served as director and Chief Executive Officer of the Company since July 1998. Mr. Pohlad has been and continues as a director and Chief Executive Officer of Delta Beverage Group, Inc. since 1988. Since 1987, Mr. Pohlad has also served as President of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad also currently serves as a director for Mesaba Holdings, Inc. and Grow Biz International, Inc.

         JOHN F. BIERBAUM. Mr. Bierbaum has served as Chief Financial Officer of the Company since July 1998. Mr. Bierbaum has been and continues as a director (since 1993) and Chief Financial Officer of Delta Beverage Group, Inc. (since
1988). Mr. Bierbaum is also Chief Financial Officer of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Mr. Bierbaum has been associated with the Pohlad Companies from 1975 to the present in a variety of capacities, including his current position. From 1986 to 1988, Mr. Bierbaum served as Vice President of the Pepsi-Cola Bottling Company of Tampa.

         KENNETH E. KEISER. Mr. Keiser has served as President and Chief Operating Officer of the Company since July 1998. Mr. Keiser has been and continues as President and Chief Operating Officer of Delta Beverage Group, Inc. since 1990. From 1976 to 1990, he was employed by the Pepsi-Cola Bottling Group in various capacities, including Division Vice President of the Central Division from 1989 to 1990, Vice President of the Minneapolis Area from 1986 to 1989, Director of Corporate Trade Development from 1985 to 1986, Area Vice President of Philadelphia from 1982 to 1985, and various other capacities from 1976 to 1985.

         BRADLEY J. BRAUN. Mr. Braun became Vice President of Finance and Assistant Secretary for the Company in July 1998. Mr. Braun has been and continues as Vice President of Finance of Delta Beverage Group, Inc. since 1991. Prior to joining Delta, Mr. Braun served as Controller of the Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly owned subsidiary of the Pohlad Companies.

         JAY S. HULBERT. Mr. Hulbert joined the Company in July 1998 as Vice President, Operations. Mr. Hulbert has been and continues as Vice President - Operations for Delta Beverage Group, Inc. since 1988. Prior to joining
Delta, Mr. Hulbert spent seven years working for the Pepsi-Cola Bottling Group in a variety of capacities.

         RAYMOND R. STITLE. Mr. Stitle joined the Company in July 1998 as Vice President, Human Resources. Mr. Stitle has been and continues as Vice President of Delta Beverage Group, Inc. since 1988. Prior to joining Delta, Mr. Stitle was employed by Pepsi-Cola USA.

         A. DAVID VELEZ. A. David Velez has been President of Pepsi Cola Puerto Rico Distribution Co. since July 1998 and has been a Vice President of the Company since March 1997. He was the General Manager for BAESA's operations in Rio de Janeiro from October 1995 to February 1997. Prior to that he was the General Manager for PepsiCo's Miami bottling operations.

ITEM 2.  PROPERTIES

PROPERTIES

         The properties of the Company primarily consist of bottling, warehouse, distribution, plastic production and office facilities located in Puerto Rico. The Company owns the property previously used as a bottling plant in Rio Piedras and one bottling plant in Toa Baja. Substantially all of the company's real property, machinery and equipment are pledged pursuant to the terms of a Credit Agreement among the Company and its subsidiaries and Banco Popular de Puerto Rico. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company - Liquidity and Capital Resources." The principal offices of the Company are located in Toa Baja. The Company leases two warehouse and distribution facilities in Ponce, Sebana Grande and the production facilities for Cristalia bottled water in Ponce. The remainder of the Company's properties is held in fee.

         At September 30, 1998, the net book value of all land, buildings, machinery, and equipment owned by the Company in Puerto Rico was approximately $43.7 million. The total annual rent paid by the Company for the year ended September 30, 1998 for its leased production, distribution and office facilities and equipment in Puerto Rico was approximately $0.4 million.

         The Company intends to sell its unused Rio Piedras plant and equipment during fical year 1999.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         As of December 21, 1998, there were (i) 5,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Shares"), issued and outstanding and held by two shareholders of record, and (ii) 16,690,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Shares"), issued and outstanding and held by 686 registered shareholders of record. The principal market for the Company's Class B Shares is the New York Stock Exchange, Inc. (the "NYSE"). The Class A Shares are not listed for trading on any securities exchange. The Class A Shares and Class B Shares are collectively referred to herein as the "Common Stock."

         The company's Class B Shares have been listed for trading on the NYSE since September 20, 1995 under the symbol PPO. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class B Shares on the NYSE as reported in the consolidated transaction reporting system. The closing sale price of the Company's Class B Shares on the NYSE on December 21, 1998, as reported in the consolidated transaction reporting system, was $4.5625


                                                      High            Low
                                                      ---------------------
1997
----
First Quarter                                         $5.50          $3.875
Second Quarter                                        $5.00          $4.125
Third Quarter                                         $6.50          $4.250
Fourth Quarter                                        $8.0625        $5.875

1998
----
First Quarter                                         $7.6875        $6.3125
Second Quarter                                        $8.00          $6.0625
Third Quarter                                         $7.75          $6.625
Fourth Quarter                                        $9.063         $6.00

         The Company's Board of Directors from time to time may declare, and the Company may pay, dividends on its outstanding shares of Common Stock in the manner and upon the terms and conditions provided by law. Pursuant to the terms of the Credit Agreement (as defined below), the Company may not pay dividends without the consent of Banco Popular if an event of default under the Credit Agreement (including a violation of the financial restrictions) has occurred or would occur because of the payment of dividends.

         The Company does not expect to pay any dividends for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

PRESENTATION OF FINANCIAL INFORMATION

         The following tables present summary consolidated financial information of the Company and reflect the results of operations of the Company and its previous equity interest in the net earnings of Buenos Aries Embotelladora S.A. ("BAESA") prior to June 17, 1998. This data has been derived from the consolidated financial statements of the Company and its subsidiaries and from information provided to the Company by BAESA. The inclusion in this report of such information provided by BAESA is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. On June 17, 1998 the Company distributed all shares of BAESA held by it pro-rata to the Company's Class B shareholders by way of a special dividend. The consolidated financial statements of the Company for each of the four years ended September 30, 1997 have been audited by KPMG Peat Marwick LLP, independent public accountants. The consolidated financial statements of the Company as of September 30, 1998 and for the year then ended have been audited by Arthur Andersen LLP, independent public accountants.

                                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                       -------------------------------------------------------------
                                                          1994         1995         1996         1997         1998
                                                       ---------    ---------    ---------    ---------    ---------
                                                                (Dollars in Thousands, except per share data)
INCOME STATEMENT DATA (FOR YEAR ENDED):........
Net sales ..........................................   $ 104,048    $ 114,301    $ 102,891    $  99,172    $  99,405
Cost of sales ......................................      60,574       67,846       74,956       68,237       70,503
                                                       ---------    ---------    ---------    ---------    ---------
    Gross profit ...................................      43,474       46,455       27,935       30,935       28,902
Selling and marketing expenses .....................      30,497       30,458       42,456       30,224       30,072
Administrative expenses ............................      10,528        6,262        9,606        8,424        6,047
Restructuring charges ..............................        --           --          2,700          535        1,728
Litigation settlement expenses .....................        --           --           --         13,172         --
Provision for legal and environmental reserves .....        --           --           --           --            760
Loss on asset impairments ..........................        --           --           --           --            800
Insurance proceeds from business interruption losses        --           --           --           --         (1,309)
Intangibles and fixed asset write-offs .............       2,886         --           --           --           --
                                                       ---------    ---------    ---------    ---------    ---------
    Income (loss) from operations ..................        (437)       9,735      (26,827)     (21,420)      (9,196)
Gain on sale by PCPRB of
    Class B BAESA shares, net ......................      15,924         --           --           --           --
Gain on early termination of supply agreement ......        --           --          2,111         --           --
Interest expense ...................................      (1,237)      (1,215)      (1,523)      (2,644)      (2,437)
Interest income ....................................         147          207        2,418        1,218          839
Other income, net ..................................        (332)         391         (256)           1          206
                                                       ---------    ---------    ---------    ---------    ---------
    Total other income (expenses) ..................      14,502         (617)       2,750       (1,425)      (1,392)
                                                       ---------    ---------    ---------    ---------    ---------
    Income (loss) before income tax benefit
      (expense) and equity in net earnings
      (loss) of BAESA ..............................      14,065        9,118      (24,077)     (22,845)     (10,588)
    Income tax expense/(benefit) ...................       6,243         (297)      (1,205)      (3,342)        (978)
                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before equity in net earnings
      (loss) of BAESA ..............................       7,822        9,415      (22,872)     (19,503)      (9,610)
Equity in net earnings (loss) of BAESA, net of
      income taxes .................................       9,753        5,638      (51,458)        --           --
                                                       ---------    ---------    ---------    ---------    ---------
Net income/ (loss) .................................   $  17,575    $  15,053    $ (74,330)   $ (19,503)   $  (9,610)
                                                       =========    =========    =========    =========    =========
Earnings Per Share (1)
    Income (loss) before equity
       in net earnings (loss) of BAESA, net
       of income taxes .............................   $    0.43    $    0.52    $   (1.06)   $   (0.91)   $   (0.45)
    Net income/(loss) ..............................   $    0.98    $    0.83    $   (3.46)   $   (0.91)   $   (0.45)
Dividends declared per share
    of Common Stock (1) ............................   $    1.18    $    0.27    $    0.24    $    0.00    $    0.00
Weighted average number of
    shares of Common Stock
    outstanding (in thousands) .....................      18,000       18,105       21,500       21,500       21,516

                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                                    -------------------------------------------------------------
                                                       1994        1995         1996          1997         1998
                                                    ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA (AT END OF PERIOD):.........                          (Dollars in Thousands)
Assets:
    Cash and cash equivalents ...................   $   1,347    $  46,091    $    --      $  19,621    $  24,720
    Short term investment .......................           0            0       12,904         --           --
    Accounts receivable, net ....................      11,881       16,427       14,562       16,897       15,753
    Accounts receivable from affiliates and
       intercompany advances ....................       3,729        2,913         --           --           --
    Inventories .................................       5,452        4,542         --          2,802        2,480
    Deferred income tax asset ...................        --           --            187           97          224
    Other current assets ........................       1,216        2,516        1,857        2,073        4,743
                                                    ---------    ---------    ---------    ---------    ---------
       Total current assets .....................      23,625       72,489       52,619       41,490       47,920
    Investment in BAESA .........................      69,870       74,128         --           --           --
    Deferred income tax asset, long-term .........       --           --          2,076        1,619        1,607
    Long-lived assets for sale; principally land
       and building .............................        --           --          3,805        3,752        2,615
    Property, plant and equipment, net ..........      32,397       36,445       49,936       47,347       43,731
    Intangible assets, net ......................       2,293        2,163        1,459        1,644        1,544
    Other assets ................................         693          441           86           58           15
                                                    ---------    ---------    ---------    ---------    ---------
       Total assets .............................   $ 128,878    $ 185,666    $ 109,981    $  95,910    $  97,432
                                                    =========    =========    =========    =========    =========

Liabilities:
    Current installments of long-term debt ......   $   1,549    $   1,550    $   1,550    $   1,007    $   1,007
    Current installments of capital
       lease obligations ........................       2,537        1,204          341          908          176
    Notes payable to bank .......................       4,250        4,600       25,000        5,430         --
    Accounts payable - trade ....................       7,469       12,536       16,619       13,750       10,212
    Notes and accounts payable - affiliates .....       2,078        1,181           50           32         --
    Income taxes payable ........................         229          123          115          199          150
    Accrued expenses ............................       3,678        7,007        8,672        4,830        5,958
                                                    ---------    ---------    ---------    ---------    ---------
       Total current liabilities ................      21,790       28,201       52,347       26,156       17,503
    Long-term debt, excluding current
       installments .............................       7,915        6,365        4,813       23,636       22,355
    Capital lease obligations, excluding
       current installments .....................       2,070          848          871          513            8
    Deferred income taxes, net ..................      18,273       18,732         --           --           --
    Other liabilities ...........................       2,899        2,871        2,593        2,213        3,110
                                                    ---------    ---------    ---------    ---------    ---------
       Total liabilities ........................      52,947       57,017       60,624       52,518       42,976
                                                    ---------    ---------    ---------    ---------    ---------
Shareholders' equity:
    Class A shares ..............................          50           50           50           50           50
    Class B shares ..............................         130          165          165          165          167
    Additional paid in capital ..................      47,967       90,738       90,738      103,910      127,009
    Retained earnings (accumulated deficit) .....      29,307       39,472      (40,232)     (59,735)     (69,345)
    Accumulated other comprehensive income ......      (1,523)      (1,776)      (1,364)        (998)      (3,425)
                                                    ---------    ---------    ---------    ---------    ---------
       Total shareholders' equity ...............      75,931      128,649       49,357       43,392       54,456
                                                    ---------    ---------    ---------    ---------    ---------
       Total liabilities and shareholders' equity   $ 128,878    $ 185,666    $ 109,981    $  95,910    $  97,432
                                                    =========    =========    =========    =========    =========
OTHER DATA:
    Depreciation and amortization ...............       4,917        4,781        5,589        5,971        5,103
    Capital expenditures (2) ....................       3,961       10,418       24,237        4,777        2,795

(1) Earnings per share of Common Stock and dividends declared per share of Common Stock are determined by dividing net income by the weighted average number of common shares outstanding during each period and dividends declared by the number of shares of Common Stock outstanding at the time of dividend declaration, respectively. Earnings per share information for fiscal years 1994 and 1995 has been adjusted to give effect to a stock split that occurred in fiscal year 1995.

(2)  Capital expenditures represent purchases of property, plant and equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

         CHANGE IN CONTROL

         On July 17, 1998, P-PR Transfer, LLP, a Delaware registered limited liability partnership (the "Partnership") and V. Suarez & Co., Inc., a Puerto Rico corporation ("Suarez"), purchased an aggregate of 5,000,000 shares of the Class A common stock, par value $.01 per share (the "Class A Shares"), and 6,210,429 shares of the Class B common stock, par value $.01 per share (the "Class B Shares"), of the Company. The Partnership is a joint venture between Pohlad Companies, a holding company including independent Pepsi-Cola bottlers, and PepsiCo, Inc. The transactions were previously disclosed by the Company in a current report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

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

         Also in connection with the change in control, six of the Company's seven directors resigned on July 17, 1998. Effective July 18, 1998, the size of the Board of Directors was increased to eight members and seven new directors were appointed, each of whom were designated by the Partnership. Also effective July 18, 1998, certain of the Company's officers resigned. The Company's current officers are described in Item 1 of this Form 10-K.

         RESTRUCTURING CHARGE

         In the fourth quarter fiscal year 1998, a restructuring charge of $1.7 million was established under a plan to improve the Company's performance. The charge includes approximately $0.7 million of severance and related charges for the elimination of 17 administrative personnel and $1.0 million, including $0.2 million of cash charges, for costs to exit activities, including the elimination of certain product lines, canceling lease agreements and exiting certain other business strategies. Management anticipates the restructuring plan will provide annual savings of approximately $1.3 million to $1.4 million beginning in 1999. Severance payments in fiscal year 1998 totaled approximately $47 thousand, while charges relating to exit activities approximated $0.1 million.

         BAESA STOCK DIVIDEND

         In addition to conducting its own bottling operations, the Company previously owned 12,345,347 shares, or approximately 17% of the outstanding capital stock of BASEA, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company no longer controlled or had significant influence over, the management or operations of BAESA.

         The Company's Board of Directors declared a dividend consisting of the 12,345,347 shares of capital stock of BAESA owned by the Company. The dividend was distributed on June 17, 1998 to the Company's shareholders of record as of May 28, 1998. The distribution was made in the form of 6,172,674 BAESA American Depository Shares (each representing two underlying BAESA shares) on a pro rata basis to the holders of the Company's 21,500,000 outstanding Class A shares and Class B shares. The carrying value of the capital stock of BAESA had been written down to zero at September 30, 1997. The Company's financial information for fiscal year 1996 and earlier reflects the Company's equity interest in BAESA during those periods.

         SEASONALITY

         The historical results of operations of the Company have not been significantly seasonal.

         INCOME TAXES

          The Company and its subsidiaries are Delaware corporations subject to U.S. federal income taxes; however, each has elected the benefit of Section 936 of the U.S. Internal Revenue Code. Section 936 presently allows the Company a tax credit equal to a portion of the amount of U.S. income taxes attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico, subject to certain limitations. PCPRB and its subsidiaries have elected to claim the credit under the Economic Activity Limitation method. The 1996 Small Business Act (the "Act") repealed the Section 936 credit prospectively. However, the Act grandfathered in "existing credit claimants" during a ten-year transition period. The credit under the Economic Activity Limitation for Puerto Rico will be calculated under the rules existing prior to the adoption of the Act for taxable years beginning after 1995 and before 2002. For taxable years beginning after December 31, 2001, a cap is placed upon the Puerto Rican source business income eligible for the credit. For tax years beginning after January 1, 2006, the economic activity credit is repealed in its entirety.

          In order to utilize income tax credits available under Section 936, each company is required to derive at least 80% of its gross income from sources within Puerto Rico, and at least 75% of gross income must be from an active trade or business in Puerto Rico. PCPRB and its subsidaries, were in compliance with these gross income requirements for the fiscal year ended September 30, 1998. PCPRB's subsidiaries were in compliance with these gross income requirements for the fiscal years ended September 30, 1997 and 1996; however, PCPRB did not meet these gross income requirements for the fiscal years ended September 30, 1997 and 1996.

          Effective October 1998, the Company was granted an additional ten-year Puerto Rican tax incentives exemption for its plastic preforms manufacturing and sales operation. Under the terms of the grant, BEV received a 90% exemption from Puerto Rico income tax, a 60% exemption from municipal tax and a 90% exemption from property tax. In exchange for these tax exemptions, the Company agreed to manufacture plastic preforms and plastic bottles, employ a minimum number of persons and maintain equipment and facilities in Puerto Rico.

         As of September 30, 1998, the Company and its subsidiaries had approximately $80.9 million in net operating losses available to offset against future earnings for purposes of Puerto Rican taxation and $50.2 million in U.S. net operating losses. The Puerto Rico net operating losses expire through 2005 and the U.S. net operating losses expire through 2018. The net operating losses belong to the Company and its manufacturing and distributing subsidiaries. For Puerto Rican and U.S. tax purposes, related entities such as the Company and its wholly owned subsidiaries may not join in the filing of a consolidated income tax return. As a result, the net operating losses of one entity may not be absorbed or utilized to offset the taxable income of any other related entity. Only the entity that generated losses may use such losses to offset its own future taxable income. As a result of the change in control transaction in fiscal year 1998, the Company's utilization of its U.S. federal net operating loss carryforwards is limited annually. Realization of all these future income tax benefits is dependent on the existence of future taxable income. Valuation allowances covering substantially all of the Company's net operating loss carryforwards have been provided as the Company does not believe that it is "more likely than not" that the future income tax benefits will be realized. See
Note 13 to the Consolidated Financial Statements of the Company.

THE COMPANY

         GENERAL

         The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                           FISCAL YEAR

                                                        1997         1998
                                                       -------     -------
Net Sales..........................................     100.0%      100.0%
Cost of Sales......................................      68.8        70.9
Gross Profit.......................................      31.2        29.1
Selling and Marketing Expenses.....................      30.5        30.2
Administrative Expenses............................       8.5         6.1
Restructuring and Other Charges, net...............       0.5         3.3
Insurance Recoveries...............................         -         1.3
Litigation Settlement Expenses.....................      13.3           -
Income (Loss) from Operations......................     (21.6)       (9.2)
                                                       ======        ====

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         NET SALES. Net Sales for the Company increased $0.2 million, or 0.2%, in fiscal year 1998 from fiscal year 1997 to $99.4 million. This increase was primarily the result of an increase in sales volume of approximately 3.0% offset partially by increased discounts provided to customers in 1998 as compared to 1997. The average net sales price decreased during fiscal year 1998 by approximately 1.8% as compared to fiscal year 1997.

         COST OF SALES. Cost of sales for the Company increased $2.3 million, or 3.3% for fiscal year 1998 as compared to fiscal year 1997 to $70.5 million. This increase was primarily the result of the increase in sales volume.

         GROSS PROFIT. Gross profit for the Company decreased by $2.0 million to $28.9 million in fiscal year 1998 from $30.9 million in 1997. As a percentage of net sales, gross profit decreased to 29.1% in 1998 from 31.2% in 1997. The decrease was primarily due to the higher discounts provided to customers (which resulted in a lower average net sales price).

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

         Selling and marketing expenses for the Company decreased $0.1 million, or 0.5%, to $30.1 million for the fiscal year 1998 as compared to the 1997 fiscal year. As a percentage of net sales, selling and marketing expenses decreased to 30.2% during the fiscal year 1998 from 30.5% in the 1997 fiscal year.

         ADMINISTRATIVE EXPENSES. Administrative expenses for the Company decreased $2.4 million or 28.2% for fiscal year 1998 from fiscal year 1997 to $6.0 million. This decrease was primarily the result of reductions of $0.9 million in the cost of legal services, reductions of $1.0 million in salaries and wages, and $0.5 million in other administrative expenses. As a percentage of net sales, administrative expenses decreased to 6.1% during fiscal year 1998 from 8.5% in fiscal year 1997.

         SETTLEMENT OF LITIGATION. The Company's results of operations for fiscal year 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B shares transferred as part of the settlement. There was no similar non cash expense that was incurred during fiscal year 1998.

         UNUSUAL ITEMS. The Company's results of operations for fiscal year 1998 were affected by the incurrence of charges for unusual items totaling $3.3 million. The unusual items include costs related to the restructuring plan initiated by the new management of the Company ($1.7 million), provision for certain legal and environmental issues ($0.8 million) and provision for reduction in the estimated market value of the former production facility now held for resale ($0.8 million). The impact of these unusual items was offset by the benefit of insurance proceeds of $1.3 million for loss of business from September 22, 1998 to October 21, 1998 due to Hurricane Georges. Additional insurance proceeds will be received for damage related to the hurricane.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations for the Company decreased to ($9.2) million in fiscal year 1998 from a loss of ($21.4) million in fiscal year 1997. This increase is the net result of the decrease in gross profit of $2.0 million, decreased selling and marketing costs of $0.1 million, decreased administrative costs of $2.4 million, the absence of the settlement of litigation charge of $13.2 million, and unusual items of $3.3 million in fiscal year 1998 versus a restructuring charge of $0.5 million in fiscal year 1997.

         INTEREST AND OTHER INCOME/(EXPENSES). Other income/(expenses) in total remained consistent between fiscal years 1998 and 1997.

         INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $1.0 million for fiscal year 1998 as compared to $3.3 million for fiscal year 1997. The Company's effective tax rate differs from the statutory rate primarily due to the Puerto Rico economic activity credit and valuation reserves provided for the Company's net operating losses.

         NET INCOME/(LOSS). Net loss during fiscal year 1998 was $(9.6) million, compared to $(19.5) million during fiscal year 1997.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         NET SALES. Net sales for the Company decreased $3.7 million, or 3.6%, for fiscal year 1997 from fiscal year 1996 to $99.2 million. This decrease was primarily the result of the significant increase in discounts provided to customers, partially offset by a 4.0% increase in sales volume in fiscal year 1997 as compared to fiscal year 1996. The increase in discounts resulted from intense competitive activity. The average net sales price on an eight ounce serving equivalent basis decreased during fiscal year 1997 by approximately 7.3% as compared to fiscal year 1996.

         COST OF SALES. Cost of sales for the Company decreased by $6.7 million, or 9.0%, to $68.2 million for fiscal year 1997 from fiscal year 1996. This decrease was primarily the result of lower raw material costs and lower labor costs, partially offset by a 4.0% increase in sales volume and by higher depreciation costs for the new manufacturing facility in fiscal year 1997 as compared to fiscal year 1996.

         GROSS PROFIT. Gross profit for the Company increased by $3.0 million to $30.9 million for fiscal year 1997 from $27.9 million in fiscal year 1996. As a percentage of net sales, gross profit increased to 3l.2% in fiscal year 1997 from 27.2% in fiscal year 1996. The increase was primarily due to the increased sales volume of 4.0%, offset in part by lower average net sales price, and the lower cost of sales which was due to lower raw material costs and labor costs, partially offset by the increased depreciation costs of the Toa Baja plant.

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

         Selling and marketing expenses for the Company decreased by $12.2 million, or 28.8%, to $30.2 million for fiscal year 1997 from fiscal year 1996. This decrease was primarily due to reductions in marketing spending of $8.2 million, reductions in labor costs of $1.5 million, reductions in fleet and other maintenance costs of $1.8 million, a reduction in insurance expense of $0.5 million and net reductions in security and other expenses of $0.2 million in fiscal year 1997 as compared to fiscal year 1996. As a percentage of net sales, selling and marketing expenses decreased to 30.5% during 1997 fiscal year as compared to 41.3% for fiscal year 1996.

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

         SETTLEMENT OF LITIGATION. The Company's results of operations for fiscal year 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with the Company's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B Shares which were transferred as part of the settlement. Because these shares were contributed to the Company by the Company's founding shareholders, and because the Company received a $4.0 million recovery from its liability insurance carrier, the net effect on the Company's equity of the settlement transaction was a $1.5 million gain, which can be viewed as a recovery of previously expensed legal cost. There was no similar non-cash expense incurred during fiscal year 1996. For further information regarding the effect on the Company's results of operations of certain transactions relating to the settlement, see Note 18 to Notes to Consolidated Financial Statements.

         RESTRUCTURING CHARGES. The Company's results of operations for fiscal year 1997 were affected by the incurrence of a non-recurring restructuring charge of $0.5 million. This charge was for the costs associated with employee terminations which resulted in a reduction of the Company's work force by approximately 5%. During fiscal year 1996, a charge of $2.7 million was recorded. The 1996 charge was recorded in connection with the fixed asset write-down of $1.4 million related to the closing of all bottling operations in the Company's old bottling plant, which is now for sale, and $1.3 million in pension asset write-offs and costs associated with employee terminations.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations for the Company increased to ($21.4) million during fiscal year 1997, from ($26.8) million for fiscal year 1996. The increase is the result of (i) a $3 million improvement in gross profit resulting from higher unit sales volume of 4%, and lower raw material and labor costs, partially offset by lower net selling prices due to increased discounts offered to customers and higher depreciation expense, (ii) lower selling and marketing costs of $12.2 million, (iii) lower administrative expenses of $1.2 million, (iv) the incidence of non-cash settlement of litigation costs of $13.2 million, and (v) a decrease in restructuring charges of $2.2 million.

         EQUITY IN NET EARNINGS (LOSS) OF BAESA. Based on information made public by BAESA, equity in net loss of BAESA, net of income tax, amounted to ($51.5) million for fiscal year 1996. The Company's equity in the loss reported by BAESA for fiscal year 1996 was such that it reduced the Company's investment to zero, meaning that no further equity in losses of BAESA would be reported by the Company and BAESA reported profits sufficient to produce a positive investment in BAESA on the Company's balance sheet. No such profits were realized during fiscal year 1997. As a result of withdrawal of partnership interest in BAESA Shareholder Associates and the liquidation of Argentine Bottling Associates, an affiliated partnership through which the Company held its investment in BAESA, the Company will no longer be subject to the accounting requirements that requires the Company to report the results of operations of BAESA on an equity basis.

         INCOME TAX BENEFIT. Income tax benefit was $3.3 million for fiscal year 1997 as compared to $1.2 million for fiscal year 1996. The increase was primarily due to income tax benefit arising from the carry back of current year losses to fiscal year 1994.

         NET INCOME (LOSS). Net loss for fiscal year 1997 was ($19.5) million, compared to ($74.3) million for fiscal year 1996. Net loss during fiscal year 1997 primarily reflects loss before equity in net loss of BAESA of ($19.5) million, as compared to ($22.9) million for fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1998, the Company had $24.7 million of cash and cash equivalents. Indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations at September 30, 1998 totaled $23.5 million, which included $1.2 million of current and short-term obligations.

         Net cash provided by (used in) operating activities for the Company was ($7.7) million for fiscal year 1998 as compared with ($7.4) million for fiscal year 1997 and ($6.7) million for fiscal year 1996. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was $(2.2) million during fiscal year 1998, $0.4 million during fiscal year 1997, and ($19.8) million during fiscal year 1996. The net cash provided by (used in) operating activities that was due to changes in assets and liabilities was ($5.5) million during fiscal year 1998, ($7.8) million during fiscal year 1997, and $13.1 million during fiscal year 1996.

         Net cash provided by (used in) investing activities for the Company was $(2.3) million for fiscal year 1998, as compared with $8.5 million for fiscal year 1997 and ($33.0) million for fiscal year 1996. Purchases of property, plant and equipment, net of disposals, amounted to ($2.3) million during fiscal year 1998 as compared with ($4.4) million during fiscal year 1997 and ($22.9) million during fiscal year 1996. Purchases of short terms investments were $12.9 during fiscal year 1996 as compared to zero for fiscal year 1997 and 1998. The short term investments in 1996 consisted of short term discount notes which the Company held until maturity in 1997. Dividends received from BAESA amounted to zero in fiscal year 1998 as compared with zero in fiscal year 1997 and $2.8 million in fiscal year 1996.

         Cash flows provided by (used in) financing activities for the Company were $15.2 million for fiscal year 1998 as compared with ($0.2) million for fiscal year 1997 and $12.3 million for fiscal year 1996. The significant financing activities for the Company in fiscal 1998 was the infusion of equity related to the common stock sale attendant to the change of control of $23.1 million, net of issuance costs, and repayment of ($7.9) million of short and long term debt. The significant financing activity for the Company in fiscal year 1997 was the net repayment of indebtedness of ($0.2) million. The significant financing activities for the Company in fiscal year 1996 were the payment of dividends of ($5.4) million and the issuance of notes payable of $47.9 million, and the repayment of debt of ($30.2) million. In the future, the payment of dividends will be dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular. The Company does not expect to pay any dividends for the foreseeable future.

         On April 8, 1997, the Company entered into a Second Restated Credit Agreement (the "Second Restated Credit Agreement") with Banco Popular. The effect of this new agreement was to restructure existing debt into two portions, a long term loan of $25.0 million and short term revolving credit facility of $5.0 million. Both portions bear interest at 2.5% over LIBOR.

Beginning on May 1, 1997, the Company became required to make monthly payments of principal in the amount of $83 thousand with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (March 1, 2007) when a $11.8 million balloon payment is due. The Company may prepay certain of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

         Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of total liabilities to tangible net worth (as defined in the Second Restated Credit Agreement) of not more than 1.50 to 1 for fiscal year 1998 and for each fiscal year thereafter during the term of the Second Restated Credit Agreement and (ii) a ratio of operating cash flow to total debt service (as defined in the Second restated Credit Agreement) of 1.00 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; a minimum tangible net worth of (as defined in the Second Restated Credit Agreement) of $39.5 million on September 30, 1998 and of $42 million, $44.5 million and $47.0 million respectively, by September 30, 1999, 2000, 2001, and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, a portion of excess cash flow (as defined in the Second Restated Credit Agreement), require early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends without the consent of Banco Popular under the Second Restated Credit Agreement.

         The Company believes that as of September 30, 1998 it is in full compliance with the terms of the Second Restated Credit Agreement.

         Pursuant to the Second Restated Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Toa Baja Plant and the Rio Piedras Plant are located.

         Capital expenditures, before the effect of dispositions, for the Company totaled $2.8 million in fiscal year 1998, $4.8 million in fiscal year 1997 and $24.2 million in fiscal year 1996. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the fiscal years ending September 30, 1999 and 2000 will be approximately $10 million and $5 million respectively.

Disclosures About Market Risk
-----------------------------

The Company uses financial instruments, primarily variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to investments, and short- and long-term debt obligations. The Company places its investments in high-quality securities with major financial institutions while limiting exposure to any one issuer. The Company does not use derivative financial instruments or engage in trading activities.

The table below summarizes the principal cash flows of the Company's financial instruments outstanding at September 30, 1998, categorized by type of instrument and by year of maturity.

(U.S. Dollars in thousands)             1999      2000      2001      2002      2003      Thereafter    Fair Value
                                      --------  --------  --------  --------  --------   ------------  ------------
Cash and cash equivalents-
   Deposit and money market
    accounts                          $11,120   $     -   $     -   $     -   $     -      $     -        $11,120
   Short-term investment (5% at
    September 30, 1998)                13,600         -         -         -         -            -         13,600
                                      --------  --------  --------  --------  --------   ----------    -----------
                                      $24,720   $     -   $     -   $     -   $     -      $     -        $24,720
                                      ========  ========  ========  ========  ========   ==========    ===========

Long-term debt-
   Term loan, interest at 2.5% over
    LIBOR or at prime (8.219% at
    September 30, 1998)               $ 1,007   $ 1,092   $ 1,192   $ 1,250   $ 1,354      $17,435          $23,330
                                      ========  ========  ========  ========  ========   ==========      ===========

YEAR 2000 COMPLIANCE

         The Year 2000 problem concerns the ability of information systems and equipment controlled by computer chips and systems to properly recognize and process date-sensitive information on and beyond January 1, 2000. The risks from this date change are both internal and external and can potentially affect the Company's production, distribution and administrative systems and the Company's customers, suppliers of raw materials, utilities and distribution services. Year 2000 related problems could prevent customers from accepting deliveries from the Company or processing payments for amounts due to the Company. Suppliers may be prevented from producing and supplying goods or services essential to the Company's business.

         Delta Beverage Group, Inc. ("DBG"), a company affiliated with P-PR Transfer, LLP, provides information services to the Company, including the use of information systems and technology, under an accounting services agreement executed in fiscal year 1998. The Company expects to complete its transition to DBG's systems, hardware and software during the first quarter of 1999. Below is a discussion of the Company's Year 2000 readiness and planning status, which now includes DBG's Year 2000 planning.

         The Company's production facility uses equipment that operates using computer control systems based upon programmed logic controllers. The Company plans to complete a Year 2000 compliance evaluation of these systems by March 31, 1999. The Company also uses computer systems to forecast demand, order raw materials, monitor inventory levels, ship product and record shipments. The software that runs these processes is a combination of commercially available software and internally developed applications. The Company's initial assessment indicates that these applications are Year 2000 compliant, and the Company, through DBG, plans to complete the testing of these applications by June 30, 1999. The Company relies on a supply chain to produce and distribute its products from manufacturing facilities to distribution warehouses and finally to customers. The Company's two distribution centers use a common supply chain management application that is Year 2000 compliant.

         In order to assess the external risks to the Company, DBG plans to survey the Year 2000 readiness of the Company's suppliers and key customers by June 30, 1999.

         The Company has not incurred material incremental costs associated with its Year 2000 plan. This is due in part to the recent conversion to systems provided by DBG. Within the last 18 months, DBG has replaced most software applications in use before 1993 with systems that are Year 2000 compliant. The Company believes that the remaining costs associated with addressing Year 2000 compliance issues will not be material.

         Certain of the Company's automated processes can be performed manually and the Company intends to develop additional contingency plans to deal with possible computer systems failures. The Company can also build inventories of raw materials and finished goods in advance of the year 2000 to protect against supply and production disruptions. The Company intends to fully assess its Year 2000 compliance and risks in time to implement any necessary contingency plans.

INFLATION

         There was no significant impact on the Company's operations as a result of inflation during the fiscal year ended September 30, 1998, or during the fiscal years ended September 30, 1997 or 1996.

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in fiscal year 1998 which requires the presentation of a basic and diluted earnings per share for all periods presented. Accordingly, the Company's net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share - assuming dilution did not include the Company's potentially dilutive securities because to do so would have been antidilutive. The Company also adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in fiscal year 1998. This statement established standards for the reporting and display of comprehensive income and its components.

         In 1997, the Company implemented the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement addresses the timing of recognition and the measurement of (i) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and (ii) long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value. The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is submitted pursuant to the requirements of Item 8.

                                                                            Page
                                                                            ----

Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries

     Report of Independent Public Accountants, dated December 10, 1998....  26
     Independent Auditors' Report, dated December 5, 1997.................  27
     Consolidated Balance Sheets as of September 30, 1998 and 1997........  28
     Consolidated Statements of Income/(Loss) for the Years Ended
         September 30, 1998, 1997 and 1996................................  29
     Consolidated Statements of Shareholders' Equity for the Years Ended
         September 30, 1998, 1997 and 1996................................  31
     Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1998, 1997 and 1996................................  32
     Notes to Consolidated Financial Statements...........................  33
     Schedule II - Valuation and Qualifying Accounts......................  56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
    Pepsi-Cola Puerto Rico Bottling
    Company and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of September 30, 1998, and the related consolidated statements of income/(loss), changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   /s/ ARTHUR ANDERSEN LLP


Memphis, Tennessee,
   December 10, 1998.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
     Pepsi-Cola Puerto Rico Bottling
     Company and Subsidiaries:


We have audited the accompanying consolidated balance sheet of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of September 30, 1997, and the related consolidated statements of income/(loss), shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ KPMG Peat Marwick LLP


San Juan, Puerto Rico,
December 5, 1997.

Stamp No. 1527391 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (U. S. DOLLARS IN THOUSANDS)



                       ASSETS

                                                                      September 30
                                                                   -----------------
                                                                     1998      1997
                                                                   -------   -------
CURRENT ASSETS:
    Cash and cash equivalents                                      $24,720   $19,621
    Accounts receivable:
       Trade, less allowance for doubtful accounts of $1,265 and
          $1,389 in 1998 and 1997, respectively                     11,722    11,681
       Due from PepsiCo, Inc. and affiliated companies               1,408       943
       Other                                                         2,623     4,273
    Inventories                                                      2,480     2,802
    Deferred income taxes                                              224        97
    Prepaid expenses and other current assets                        4,743     2,073
                                                                   -------   -------

                  Total current assets                              47,920    41,490

DEFERRED INCOME TAXES                                                1,607     1,619

LONG-LIVED ASSETS FOR SALE, principally land and building            2,615     3,752

PROPERTY, PLANT AND EQUIPMENT, net                                  43,731    47,347

INTANGIBLE ASSETS, net of accumulated amortization                   1,544     1,644

OTHER ASSETS                                                            15        58
                                                                   -------   -------

                                                                   $97,432   $95,910
                                                                   =======   =======

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

              (U. S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                  September 30
                                                                             ----------------------
                                                                               1998          1997
                                                                             ---------    ---------
CURRENT LIABILITIES:
    Current installments of long-term debt                                   $   1,007    $   1,007
    Current installments of capital lease obligations                              176          908
    Notes payable to bank                                                         --          5,430
    Accounts payable:
       Trade                                                                     9,623       13,750
       Affiliates                                                                 --             32
    Income taxes payable                                                           150          199
    Accrued expenses                                                             5,958        4,830
                                                                             ---------    ---------

                  Total current liabilities                                     16,914       26,156
                                                                             ---------    ---------

LONG-TERM DEBT, excluding current installments                                  22,355       23,636

CAPITAL LEASE OBLIGATIONS, excluding current installments                            8          513

ACCRUED PENSION COST                                                             3,110        2,213
                                                                             ---------    ---------

                  Total liabilities                                             42,387       52,518
                                                                             ---------    ---------

SHAREHOLDERS' EQUITY:
    Class A common shares, $0.01 par value; authorized, issued and
       outstanding 5,000,000 shares                                                 50           50
    Class B common shares, $0.01 par value; authorized 35,000,000 shares;
       issued and outstanding 16,690,000 and 16,500,000 shares in 1998 and
       1997, respectively                                                          167          165
    Additional paid-in capital                                                 127,009      103,910
    Accumulated deficit                                                        (69,345)     (59,735)
    Accumulated other comprehensive income (loss)                               (2,836)        (998)
                                                                             ---------    ---------

                  Total shareholders' equity                                    55,045       43,392
                                                                             ---------    ---------

                  Total liabilities and shareholders' equity                 $  97,432    $  95,910
                                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

               (U.S. Dollars in thousands, except per share data)

                                                       Fiscal Year Ended September 30
                                                    -----------------------------------
                                                      1998         1997         1996
                                                    ---------    ---------    ---------
Net sales                                           $  99,405    $  99,172    $ 102,891

Cost of sales                                          70,503       68,237       74,956
                                                    ---------    ---------    ---------

    Gross profit                                       28,902       30,935       27,935
                                                    ---------    ---------    ---------

Selling and marketing expenses                         30,072       30,224       42,456
Administrative expenses                                 6,047        8,424        9,606
Restructuring charges                                   1,728          535        2,700
Provision for legal and environmental
    reserves                                              760         --           --
Losses on asset impairments                               800         --           --
Insurance proceeds from business
    interruption losses                                (1,309)        --           --
Litigation settlement expenses                           --         13,172         --
                                                    ---------    ---------    ---------

    Loss from operations                               (9,196)     (21,420)     (26,827)
                                                    ---------    ---------    ---------

Other income (expense):
    Gain on early termination of supply agreement        --           --          2,111
    Interest expense                                   (2,437)      (2,644)      (1,523)
    Interest income                                       839        1,218        2,418
    Other, net                                            206            1         (256)
                                                    ---------    ---------    ---------
       Total other income/(expense)                    (1,392)      (1,425)       2,750
                                                    ---------    ---------    ---------

       Loss before income tax benefit and
           equity in net loss of BAESA                (10,588)     (22,845)     (24,077)

Income tax benefit                                        978        3,342        1,205
                                                    ---------    ---------    ---------

       Loss before equity in net loss of BAESA         (9,610)     (19,503)     (22,872)

Equity in net loss of BAESA, net of income tax
    benefit of $20,062 in 1996                           --           --        (51,458)
                                                    ---------    ---------    ---------

       Net loss                                     $  (9,610)   $ (19,503)   $ (74,330)
                                                    =========    =========    =========


Net loss per common share                           $   (0.45)   $   (0.91)   $   (3.46)
                                                    =========    =========    =========

Net loss per common share - assuming dilution       $   (0.45)   $   (0.91)   $   (3.46)
                                                    =========    =========    =========

Weighted average number of common shares
    outstanding (in thousands)                         21,516       21,500       21,500
                                                    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                          (U.S. Dollars in thousands)

                                                                             Retained
                                              Class A  Class B  Additional   Earnings
                                               Common   Common   Paid-in   (Accumulated  Treasury
                                               Shares   Shares   Capital     Deficit)      Stock
                                              -------  -------  ----------  -----------  --------
BALANCE, September 30, 1995                     $ 50   $   165   $  90,738   $  39,472   $     --

Cash dividends on common shares
   declared in December 1995 (per share $0.24)    --        --          --      (5,374)        --
Minimum pension liability adjustment              --        --          --          --         --
Foreign currency translation adjustment           --        --          --          --         --
Net loss                                          --        --          --     (74,330)        --
                                                ----   -------   ---------   ---------   --------

BALANCE, September 30, 1996                       50       165      90,738     (40,232)        --


Contribution of 2,500,000 Class B
   common shares by founding shareholders         --        --      13,172          --    (13,172)
Tendering of 2,500,000 Class B common shares
   in partial settlement of litigation            --        --          --          --     13,172
Minimum pension liability adjustment              --        --          --          --         --
Net loss                                          --        --          --     (19,503)        --
                                                ----   -------   ---------   ---------   --------

BALANCE, September 30, 1997                       50       165     103,910     (59,735)        --


Sale of 190,000 Class B common shares             --         2         948          --         --
Sale of 5,000,000 Class A common shares, net of
    equity issuance costs of $1,599               --        --      22,151          --         --
Minimum pension liability adjustment              --        --          --          --         --
Net loss                                          --        --                  (9,610)        --
                                                ----   -------   ---------   ---------   --------
BALANCE, September 30, 1998                     $ 50   $   167   $ 127,009   $ (69,345)  $     --
                                                ====   =======   =========   =========   ========

                                                Accumulated Other    Total
                                                  Comprehensive   Shareholders'  Comprehensive
                                                  Income (Loss)      Equity       Income(Loss)
                                                 ---------------  -------------  -------------

BALANCE, September 30, 1995                          $  (1,776)     $ 128,649

Cash dividends on common shares
   declared in December 1995 (per share $0.24)              --         (5,374)
Minimum pension liability adjustment                       180            180    $     180
Foreign currency translation adjustment                    232            232          232
Net loss                                                    --        (74,330)     (74,330)
                                                     ---------      ---------      -------

BALANCE, September 30, 1996                             (1,364)        49,357    $ (73,918)
                                                                                   =======
Contribution of 2,500,000 Class B
   common shares by founding shareholders                   --             --
Tendering of 2,500,000 Class B common shares
   in partial settlement of litigation                      --         13,172
Minimum pension liability adjustment                       366            366          366
Net loss                                                    --        (19,503)   $ (19,503)
                                                     ---------      ---------      -------

BALANCE, September 30, 1997                               (998)        43,392    $ (19,137)
                                                                                    =======

Sale of 190,000 Class B common shares                       --            950
Sale of 5,000,000 Class A common shares, net of
    equity issuance costs of $1,599 (Note 15)               --         22,151
Minimum pension liability adjustment                    (1,838)        (1,838)   $  (1,838)
Net loss                                                               (9,610)      (9,610)
                                                     ---------      ---------    ---------
BALANCE, September 30, 1998                          $  (2,836)     $  55,045    $ (11,448)
                                                     =========      =========    =========

The accompanying notes are an integral part of these financial statements.

           PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. Dollars in thousands)

                                                                         Fiscal Years Ended September 30
                                                                        --------------------------------
                                                                          1998        1997        1996
                                                                        --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (9,610)   $(19,503)   $(74,330)

    Adjustments to reconcile net loss to net cash
       used in operating activities-
          Gain on early termination of supply agreement                     --          --        (2,111)
          Litigation settlement expenses                                    --        13,172        --
          (Gain)/loss on disposition of property, plant and equipment         80         238        (675)
          Losses on asset impairments                                        800        --         1,134
          Restructuring charges, net of cash payments                      1,573        --          --
          Provision for legal and environmental reserves                     760        --          --
          Insurance proceeds from business interruption losses            (1,309)       --          --
          Intangible asset write-off                                        --          --           624
          Depreciation and amortization                                    5,312       5,971       5,589
          Deferred income taxes                                              190         547      (1,462)
          Equity in net loss of BAESA                                       --          --        51,458
          Changes in assets and liabilities -
             Accounts receivable                                           2,453      (2,335)      4,778
             Inventories                                                     322       1,627         113
             Prepaid expenses and other current assets                    (2,670)       (216)        659
             Intangible assets                                              (109)       (272)       --
             Accounts payable                                             (5,562)     (2,887)      5,063
             Other liabilities and accrued expenses                          234      (3,832)      2,195
             Income taxes payable                                            (49)         84          (8)
             Other, net                                                     (154)         16         247
                                                                        --------    --------    --------
                  Net cash used in operating activities                   (7,739)     (7,390)     (6,726)
                                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property, plant and equipment                      480         406       1,347
    Redemption of (investment in) short-term investments                    --        12,904     (12,904)
    Capital expenditures                                                  (2,795)     (4,777)    (24,237)
    Dividends received from affiliate                                       --          --         2,839
                                                                        --------    --------    --------
                  Net cash provided by (used in) investing activities     (2,315)      8,533     (32,955)
                                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock, net of equity issuance costs                   23,101        --          --
    Proceeds from short-term borrowings                                   72,784         712      47,900
    Repayment of short-term borrowings                                   (78,214)       --       (27,500)
    Principal payments on long-term debt                                  (1,281)     (1,722)     (1,552)
    Proceeds from capital leases                                            --         1,793        --
    Repayment of capital lease obligations                                (1,237)       (985)     (1,204)
    Dividends paid                                                          --          --        (5,374)
                                                                        --------    --------    --------
                  Net cash provided by (used in) financing activities     15,153        (202)     12,270
                                                                        --------    --------    --------

CHANGE IN CASH AND CASH EQUIVALENTS                                        5,099         941     (27,411)

CASH AND CASH EQUIVALENTS, beginning of period                            19,621      18,680      46,091
                                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS, end of period                                $ 24,720    $ 19,621    $ 18,680
                                                                        ========    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for-
       Interest                                                         $  2,437    $  2,560    $  2,416
       Income taxes                                                          321         258         186
       Noncash transactions -
          Capital leases reclassified as operating leases                   --           599        --
          Proceeds from sale of asset, net of underlying debt               --           287        --

The accompanying notes are an integral part of these statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998, 1997 AND 1996

              (U.S. Dollars in thousands, except per share data)


1.      ORGANIZATION AND NATURE OF OPERATIONS:

Pepsi-Cola Puerto Rico Bottling Company ("PCPRB") and its manufacturing and distribution subsidiaries bottle, sell and distribute beverages sold primarily under the Pepsi-Cola trademark in the Commonwealth of Puerto Rico. The Company's division of Cristalia Premium Water ("Cristalia") is engaged in extracting, processing, bottling and distributing bottled water in Puerto Rico. Beverage Plastics Company ("BEV"), a wholly owned subsidiary, manufactures plastic preforms and plastic bottles in Puerto Rico, primarily for use by the Company. All of the companies operate under exclusive bottling appointments and franchise agreements with the franchiser, which include operating and marketing commitments, term limitations and extensions, and conditions for termination. The Pepsi-Cola exclusive bottling appointments have ten-year terms expiring on July 17, 2008. Each of the exclusive bottling appointments will automatically be extended for additional five-year terms, unless either party gives one year's witten notice.

The consolidated financial statements include the accounts of PCPRB and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 1997 and 1996, the Company maintained an effective equity interest in Buenos Aires Embotelladora S. A. ("BAESA") of approximately 17%, which was accounted for using the equity method until such investment was reduced to zero in fiscal year 1996. Effective June 17, 1998, the Company's remaining ownership in BAESA was transferred to the Company's existing shareholders (refer to Note 11).

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include temporary investments in short-term securities, primarily discount notes, with original maturities of three months or less.

Income Taxes
------------

The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences attributable to operating loss and tax credit carryforwards, and temporary differences between the Company's assets and liabilities for financial reporting and income tax purposes, using income tax rates currently in effect. Deferred tax assets are recognized if management believes, based on available evidence, that it is "more likely than not" that the future income tax benefits will be realized. Deferred tax assets or liabilities are classified based upon the current or long-term classification of the asset or liability giving rise to the temporary difference or the expected future use of the loss or credit carryforward.

Stock-Based Compensation
------------------------

Stock options and other stock-based compensation awards are accounted for using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Environmental Remediation Costs
-------------------------------

Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Concentration of Credit Risk
----------------------------

Trade receivables subject the Company to concentrations of credit risk as substantially all of the Company's customers are located in Puerto Rico and two customers accounted for approximately 16%, 20% and 22% of the Company's net sales during fiscal years 1998, 1997 and 1996, respectively. However, the Company's customer base is comprised of a large number of entities and the Company performs background checks and other reviews before extending credit to potential customers. In addition, the Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes there are no significant concentrations of credit risk with any individual party or groups of parties.

Fair Values of Financial Instruments
------------------------------------

The estimated fair values of the Company's financial instruments approximate their carrying values.

Reclassifications
-----------------

Certain 1997 and 1996 balances have been reclassified to conform to the current year presentation.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in fiscal year 1998 which requires the presentation of a basic and diluted earnings per share for all periods presented. Accordingly, the Company's net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share - assuming dilution did not include the Company's potentially dilutive securities (refer to Note 17) because to do so would have been antidilutive.

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in fiscal year 1998. This statement established standards for the reporting and display of comprehensive income and its components.

In June 1997, the Financial Accounting Standards Board (the "Board") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the presentation of segment information on a basis consistent with that used by management for operating decisions. In February 1998, the Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which requires, among other items, additional disclosures on changes in the Company's benefit obligations and fair values of plan assets.
The provisions of these statements will be adopted effective October 1, 1998.

4.      RESTRUCTURING CHARGE:

In the fourth quarter fiscal year 1998, a restructuring charge of $1,728 was established under a plan to improve the Company's performance. The charge includes approximately $679 of severance and related charges for the elimination of 17 administrative personnel and $1,049, including $224 of accruals for future payments, for costs to exit activities, including the elimination of certain product lines, canceling lease agreements and exiting certain other business strategies. Management anticipates the restructuring plan will provide annual savings of approximately $1,300 to $1,400 beginning in 1999. Severance payments in fiscal year 1998 totaled approximately $47, while charges relating to exit activities approximated $108.

5.      IMPAIRMENT OF LONG-LIVED ASSETS:

In fiscal year 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement addresses the timing of recognition and the measurement of impairment of (a) long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and (b) long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that such assets be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable, and that such assets be reported at the lower of carrying amount or fair value.

During fiscal year 1996, the Company consolidated its manufacturing activities in its new manufacturing facility. Based upon a 1996 appraisal of the former facility, the Company recorded a non-cash charge of $1,400; $800 for the impairment of the manufacturing plant no longer in operation and being held for sale, and $600 for certain manufacturing equipment and furniture no longer in use. During fiscal year 1998, the Company recorded a non-cash charge of $800 for the additional impairment of the idle manufacturing plant held for sale. This charge represents management's best estimate of an anticipated loss from the disposition of the plant in a current transaction between willing parties.

6.       INSURANCE PROCEEDS FROM BUSINESS INTERRUPTION LOSSES:

For the period from September 22, 1998 through October 21, 1998, the Company incurred business interruption losses resulting from Hurricane Georges. In the opinion of management and pursuant to a preliminary review by the insurer, collection of a claim filed under the Company's business interruption insurance policy is probable. As a result, included in the accompanying fiscal year 1998 consolidated statement of income/(loss) are anticipated recoveries of $1,309 attributable to business interruption losses which occurred during fiscal year 1998.

7.      INVENTORIES:

Inventories are stated at the lower of cost (first-in first-out method) or market and included the following at September 30:

                                           1998               1997
                                          ------             ------

     Raw materials                        $1,438             $1,070
     Finished goods                          877              1,254
     Spare parts and supplies                117                121
     Work-in process                          48                357
                                          ------             ------
                                          $2,480             $2,802
                                          ======             ======

8.      PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Property and equipment renewals and betterments are capitalized, while maintenance and repair expenditures are charged to operations currently. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of purchased assets, or the shorter of the lease terms or the estimated useful lives of assets acquired under capital lease arrangements. Those lives are as follows:

                                                        Years
                                                        -----

             Building and improvements                    40
             Machinery, equipment and vehicles          10 - 15
             Bottles, cases and shells                  4 - 10
             Furniture and fixtures                     5 - 10

Property, plant and equipment included the following at September 30:

                                                          1998       1997
                                                        --------   --------

   Land and improvements                                $  6,893   $  7,057
   Building and improvements                              14,790     14,682
   Machinery, equipment and vehicles                      49,399     48,081
   Bottles, cases and shells                               3,327      3,422
   Furniture and fixtures                                  1,809      1,580
   Construction in process                                   134         86
                                                        --------   --------
                                                          76,352     74,908
   Less -  Accumulated depreciation and amortization     (32,621)   (27,561)
                                                        --------   --------
                                                        $ 43,731   $ 47,347
                                                        ========   ========

9.      INTANGIBLE ASSETS:

Goodwill, the cost in excess of the assigned value of businesses acquired, is being amortized using the straight-line method over its economic life not to exceed 40 years. Other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets consisted of the following at September 30:

                                                1998         1997
                                               ------       ------

     Goodwill                                  $1,277       $1,277
     Trademark (14 years)                         300          300
     Water distribution rights (20 years)         165          165
     Deferred costs and other                     587          478
                                               ------       ------
                                                2,329        2,220
     Less -  Accumulated amortization            (785)        (576)
                                               ------       ------
                                               $1,544       $1,644
                                               ======       ======

The Company periodically evaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. In fiscal year 1996, the Company recorded a noncash charge of approximately $600 in order to write off an intangible asset.


10.      ACCRUED EXPENSES:

Accrued expenses consisted of the following at September 30:

                                                     1998         1997
                                                    ------       ------
         Accrued payroll and related benefits       $1,854       $2,176
         Accrued taxes other than income               364          374
         Marketing and advertising accruals          1,313          825
         Customer deposits                             484          436
         Accrued trade payables                      1,884          891
         Other accrued expenses                         59          128
                                                    ------       ------

                                                    $5,958       $4,830
                                                    ======       ======

11.     INVESTMENT IN BAESA:

As of September 30, 1997, the Company owned 12,345,348 shares, or approximately 17%, of the outstanding capital stock of BAESA. In May 1997, the Buenos Aires Stock Exchange suspended trading of BAESA's class B shares after its fiscal second quarter results for the period ended March 31, 1997 showed a negative net worth under Argentine Accounting Principles. The New York Stock Exchange also halted trading in BAESA's American Depository Shares.

During fiscal year 1998, BAESA entered into a long-term financial restructuring plan with its major debt holders in Argentina whereby BAESA's unsecured lenders exchanged debt for substantially all of the equity in BAESA. The Company did not exercise its right under a related rights offering to retain its current proportionate ownership in BAESA, resulting in a dilution of the Company's equity interest from approximately 17% to approximately 0.34%. Effective
June 17, 1998, the Company's remaining ownership in BAESA was transferred to the Company's existing shareholders. The Company's recorded investment in BAESA had already been reduced to zero in fiscal year 1996.

12.     NOTES PAYABLE TO BANK AND LONG TERM DEBT:

The Company maintains a credit agreement with Banco Popular which provides for a term loan of $25,000, payable with 120 principal payments and a balloon payment at maturity on April 1, 2007 of $11,800. The term loan is collateralized with a priority lien on substantially all of the Company's real estate, machinery and equipment. The Company is also required to maintain a specified cash balance with the bank ($5,000 and $2,500 at September 30, 1998 and 1997, respectively) which is restricted from use by the Company.

The credit agreement also includes a $5,000 revolving credit facility, with borrowings limited to the sum of stipulated percentages of the Company's eligible receivables and inventory. There were no borrowings outstanding under the revolving credit facility as of September 30, 1998, while it was fully drawn at September 30, 1997.

The term loan and revolving credit facility bear interest at 2.5% over the LIBOR rate, if Eurodollar funds are available, otherwise at the highest prime rate or base rate of interest published from time to time in the Wall Street Journal by principal commercial banks headquartered in New York, NY. The credit agreement contains various covenants and events of default, including the maintenance of certain minimum financial ratios and financial requirements and additional debt restrictions.

Long-term debt consisted of the following as of September 30:

                                             1998            1997
                                            -------        -------

     Term loan                              $23,330        $24,583
     Other                                       32             60
                                            -------        -------
        Total long-term debt                 23,362         24,643
     Less -  current installments            (1,007)        (1,007)
                                            -------        -------
                                            $22,355        $23,636
                                            =======        =======

Scheduled maturities of long-term debt for the four years subsequent to fiscal year 1999 are as follows:

       Fiscal
        Year                                            Amount
        ----                                            ------

        2000                                            $1,092
        2001                                             1,192
        2002                                             1,250
        2003                                             1,354
     Thereafter                                         17,467
                                                       -------
                                                       $22,355
                                                       =======

PCPRB and its subsidiaries are Delaware corporations subject to U.S. federal income taxes; however, each has elected the benefit of Section 936 of the U.S. Internal Revenue Code. Section 936 presently allows the Company a tax credit equal to a portion of the amount of U.S. income taxes attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico, subject to certain limitations. PCPRB and its subsidiaries have elected to claim the credit under the Economic Activity Limitation method. The 1996 Small Business Act (the "Act") repealed the Section 936 credit prospectively. However, the Act grandfathered in "existing credit claimants" during a ten-year transition period. The credit under the Economic Activity Limitation for Puerto Rico will be calculated under the rules existing prior to the adoption of the Act for taxable years beginning after 1995 and before 2002. For taxable years beginning after December 31, 2001, a cap is placed upon the Puerto Rican source business income eligible for the credit. For tax years beginning after January 1, 2006, the economic activity credit is repealed in its entirety.

In order to utilize income tax credits available under Section 936, each company is required to derive at least 80% of its gross income from sources within Puerto Rico, and at least 75% of gross income must be from an active trade or business in Puerto Rico. PCPRB and its subsidiaries were in compliance with these gross income requirements for the fiscal year ended September 30, 1998. PCPRB's subsidiaries were in compliance with these gross income requirements for the fiscal years ended September 30, 1997 and 1996; however, PCPRB did not meet these gross income requirements for the fiscal years ended September 30, 1997 and 1996.

Effective October 1998, the Company was granted an additional ten-year Puerto Rican tax incentives exemption for its plastic preforms manufacturing and sales operation. Under the terms of the grant, BEV received a 90% exemption from Puerto Rico income tax, a 60% exemption from municipal tax and a 90% exemption from property tax. In exchange for these tax exemptions, the Company agreed to manufacture plastic preforms and plastic bottles, employ a minimum number of persons and maintain equipment and facilities in Puerto Rico.

For the fiscal years ended September 30, 1998, 1997, and 1996, the combined income tax expense/(benefit) of PCPRB and its subsidiaries attributable to income from continuing operations consisted of the following:

                                                    Fiscal Years Ended September 30
                                                    -------------------------------
                                                      1998       1997       1996
                                                    -------    -------    --------
Current:
   U.S                                              $(1,251)   $(4,231)   $  (150)
   Puerto Rico                                           83       342        185
                                                    -------    -------    -------

      Total current income tax expense/(benefit)     (1,168)    (3,889)        35
                                                    -------    -------    -------
Deferred:
   U.S                                                  223       --         (326)
   Puerto Rico                                          (33)       547       (914)
                                                    -------    -------    -------

      Total deferred income tax expense/(benefit)       190        547     (1,240)
                                                    -------    -------    -------

      Total income tax expense/(benefit)            $  (978)   $(3,342)   $(1,205)
                                                    =======    =======    =======

Income tax expense/(benefit) attributable to income/(loss) from continuing operations for the years ended September 30, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. statutory federal tax rate of 35% as a result of the following:

                                                                 Fiscal Years Ended September 30
                                                                 -------------------------------
                                                              1998           1997           1996
                                                          -------------  -------------  -------------
    Computed statutory federal tax expense                   $ (3,706)     $ (7,984)     $ (8,209)
    Change in the beginning-of-the-year balance of the
       valuation allowance for deferred tax assets              9,799        13,829        17,734
    Calculated NOL value of aforementioned loss, as
       adjusted, for Puerto Rico income taxes                    --          (6,437)         --
    Puerto Rico income taxes                                   (4,959)          342        (9,668)
    Puerto Rico economic activity credit                       (1,304)       (2,050)       (1,484)
    Income tax credit related to prior year's losses             --            (745)         --
    Carryback of U.S. federal net operating losses,
       previously reserved                                     (1,251)         --            --
    Meals and entertainment disallowance                          227          --            --
    Other, net                                                    216          (297)          422
                                                             --------      --------      --------

        Total income tax expense/(benefit)                   $   (978)     $ (3,342)     $ (1,205)
                                                             ========      ========      ========

Income tax benefit of $20,062, in fiscal year 1996 was also provided in connection with the equity in net loss of BAESA.

The significant components of deferred income tax expense/(benefit) attributable to income from continuing operations for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                                  Fiscal Years Ended September 30
                                                      ------------        ------------        ------------
                                                          1998                1997                1996
                                                      -------------       -------------       -------------
Deferred income tax benefit                             $ (9,609)           $(13,282)            $(18,974)
Increase in beginning of the year
    balance of the valuation allowance for deferred
    tax assets                                             9,799              13,829               17,734
                                                        --------            --------             --------
    Total deferred income tax expense/(benefit)         $    190            $    547             $ (1,240)
                                                        ========            ========             ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are presented below:

                                                           1998         1997
                                                         -------     --------
   Property, plant and equipment, principally due to
       differences in depreciable lives                 $  1,204     $    496
   U.S. federal net operating loss carryforwards          17,567       13,200
   Puerto Rico net operating loss carryforwards           31,264       26,986
   Accrued expenses                                        2,415          387
   Past service cost for pension plan                       (114)         426
   Inventories principally due to additional costs
     inventoried for tax purposes                             79           90
   Accounts receivable                                       210        1,005
   Other, net                                                 28          149
                                                        --------     --------

   Total gross deferred tax assets                        52,653       42,739

   Less - Valuation allowance                            (50,822)     (41,023)
                                                        --------     --------

   Net deferred tax asset                               $  1,831     $  1,716
                                                        ========     ========

The subsequent recognition of tax benefits related to the valuation allowance for deferred tax assets as of September 30, 1998 and 1997 will be allocated to income from continuing operations.

At September 30, 1998, the Company had U.S. federal net operating loss carryforwards approximating $50,200 which expire through 2018 and Puerto Rico tax net operating loss carryforwards approximating $80,900 which expire through 2005. As a result of the change in control transaction in fiscal year 1998 (refer to Note 15), the Company's utilization of its U.S. federal net operating loss carryforwards is limited annually. Realization of all of these future income tax benefits is dependent on the existence of future taxable income. Valuation allowances covering substantially all of the Company's net operating loss carryforwards have been provided as the Company does not believe that it is "more likely than not" that the future income tax benefits will be realized.

14.     RELATED PARTY TRANSACTIONS:

In fiscal year 1998, the Company entered into a management agreement with the controlling partner in P-PR Transfer, LLP (refer to Note 15). For services performed pursuant to the management agreement, the Company pays that company a management fee. Management fees of approximately $50 were incurred in fiscal year 1998. In addition, the Company has entered into an accounting services agreement with a separate entity in which the same controlling partner in P-PR Transfer, LLP maintains a controlling interest. For services performed pursuant to the accounting services agreement, the Company pays this affiliate an accounting services fee. Accounting services fees of approximately $76 were incurred with this affiliate in fiscal year 1998.

Certain former members of the Company's Board of Directors and certain of its former executive officers were also directors and/or officers of BAESA until approximately mid-1996. During fiscal year 1996, BAESA charged PCPRB management fees totaling approximately $888. In addition, PCPRB sold $2,235 in preforms to BAESA pursuant to a long-term supply contract. In management's opinion, the terms of this contract were reasonable, and at the time of the contract no other comparable contract from an outside party was available to BAESA. The above described contract was terminated during the year ended September 30, 1997. Pursuant to the termination agreement, Company obligations to BAESA of approximately $2,065 were settled for a cash payment of $50. In addition, the Company was relieved of obligations relating to certain operating leases. The resulting gain on early termination of the supply agreement was recorded in fiscal year 1996.

During fiscal year 1996, the Company paid approximately $151 in construction management fees to a former shareholder and director of the Company.

The Company paid approximately $744, $3,671 and $2,105 in fiscal years 1998, 1997 and 1996, respectively, in advertising fees to a firm controlled by a former shareholder of the Company.

During fiscal year 1996, the Company paid approximately $232 in consulting fees to a former shareholder of BAESA and a former director of the Company.

The Company paid approximately $241, $411 and $57 in fiscal years 1998, 1997 and 1996, respectively, in legal fees to a firm with a partner who is a relative of the Company's former president.

15. SHAREHOLDERS' EQUITY:

Pursuant to the terms of ten-year voting trust agreement and related stock option agreement executed on September 28, 1996, the 5,000,000 authorized and outstanding Class A shares were placed into a voting trust. The then trustee of the trust was the president of the Company, who held an unrestricted right to vote such shares and had the right to purchase such shares, for the benefit of the Company, through September 28, 1998 at $1 per share. In a transfer agreement (the "Agreement") effective July 17, 1998, the president assigned to P-PR Transfer, LLP (the "Partnership") the stock option agreement for the purchase of the Class A shares. The Partnership paid the Company $23,750 under the Agreement and simultaneously purchased the 5,000,000 Class A shares for $1 per share. Payments by the Partnership to the Company pursuant to the Agreement are recorded as additional shareholders' equity, net of approximately $1,599 in equity issuance costs.

Also effective July 17, 1998, the Partnership purchased a total of 6,210,429 Class B shares under stock option agreements between the Partnership and the Class B shareholders. V. Suarez & Co., Inc. ("Suarez") then purchased 1,000,000 Class A shares and 1,242,085 Class B shares from the Partnership. The combination of these transactions resulted in a change in control of the Company.

On July 17, 1998, the Company issued a warrant to the Partnership and Suarez for the purchase of an additional 1,360,000 and 340,000 Class B shares, respectively, for $6.875 per share, exercisable at any time during the 90 month period from the date of the warrant.

The Class A shares have a voting preference over the Class B shares.

16.     PENSION PLANS:

The Company maintains separate non-contributory salaried and hourly defined benefit pension plans covering eligible salaried and hourly employees of the Company. Benefits under the salaried plan are based upon years of service and average earnings during the last five years of employment, while benefits under the hourly plan represent a fixed amount times years of credited service. The Company makes annual contributions to the plans as required by applicable regulations. Contributions provide benefits for service rendered to date and for services expected to be performed in the future. The plans are insured by the Pension Benefit Guaranty Corporation. On April 16, 1997, the Company suspended future participation in the plans for an indeterminable period. However, at present management does not intend to terminate the plans.

In accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recognized a minimum pension liability, computed as the excess of the accumulated benefit obligation over the fair value of plan assets, with an adjustment to shareholders' equity.

The following table sets forth the funded status of the plans and amounts recognized in the consolidated balance sheet at September 30, 1998 and 1997.

                                                                         1998       1997
                                                                       -------    -------
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits
        of $7,570 in 1998 and $7,117 in 1997                           $ 7,650    $ 7,195
                                                                       =======    =======

    Projected benefit obligation                                         7,650      7,195
    Plan assets at fair value, primarily consisting of common
      stocks and time deposits                                           4,498      4,903
                                                                       -------    -------
    Projected benefit obligation in excess of plan assets                3,152      2,292
    Unrecognized net loss from past experience different
      from that assumed                                                 (2,836)      (998)
    Adjustment to recognize minimum liability                            2,836        998
                                                                       -------    -------

    Accrued pension cost ($3,110 and $2,213 noncurrent, respectively)  $ 3,152    $ 2,292
                                                                       =======    =======

    Net periodic pension expense for fiscal years 1998 and 1997 included the following components:
        Service cost for benefits earned during the period             $  --      $   108
        Interest cost on projected benefit obligation                      491        557
        Actual return on plan assets                                       599       (724)
        Net amortization and deferral                                   (1,053)       475
                                                                       -------    -------

        Net periodic pension cost                                      $    37    $   416
                                                                       =======    =======

In fiscal years 1998 and 1997, the actuarial present value of the projected benefit obligation was determined using a weighted-average discount rate of 7% and an expected long-term rate of return on plan assets of 9%. The cost of retroactive benefits resulting from plan amendments is amortized over the future work life expectancy of the active participants.

17.     STOCK OPTION PLANS:

In fiscal year 1997, the Company adopted two stock option plans (the "plans") pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. The plans authorize grants of options to purchase up to 1,000,000 shares of authorized but unissued Class B common stock. At September 30, 1998, there were 700,000 shares available for grant under these plans. One of these stock option plans is designed to be qualified for income tax purposes, whereas the other is not a qualified plan.

Stock options under the qualified plan are granted with an exercise price equal to the stock's fair market value at the date of the grant. All stock options have ten-year terms and vest and become fully exercisable in accordance with the terms of their grant.

Also in fiscal year 1997, the Company entered into a stock option agreement with its former president to acquire 1,516,667 Class B common shares of the Company at an exercise price of $5.00 per share. These stock options will be exercisable in whole or in part until exercised in full.

The Company accounts for these plans using the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been reduced to the following pro forma amounts:

                                          Fiscal Years Ended September 30,
                                          --------------------------------
                                             1998                1997
                                          ----------          ---------

          Net loss:
              As reported                 $  (9,610)          $(19,503)
              Pro forma                     (10,262)           (25,510)

          Net loss per common share:
              As reported                    $(0.45)            $(0.91)
              Pro forma                       (0.44)             (1.19)

The effect on fiscal years 1998 and 1997 pro forma net loss and net loss per common share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings in future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

The weighted average fair value of options granted in fiscal years 1998 and 1997 were $5.92 and $3.52, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                          Fiscal Years Ended September 30,
                                          --------------------------------
                                           1998                    1997
                                          ------                  ------

          Risk-free interest rate           6.0%                    6.1%
          Price volatility                 66.7%                   51.5%
          Expected dividend yield           0.0%                    0.0%
          Expected term (in years)            10                      10

A summary of the Company's stock option plans at September 30, 1998 and 1997, and changes during the years then ended, is as follows:

                                           No. of Shares        Price Range
                                           -------------        -----------

    Outstanding at September 30, 1996                --                   --
    Granted                                   1,706,667                $5.00
    Exercised                                        --                   --
    Lapsed or cancelled                              --                   --
                                              ---------        -------------
    Outstanding at September 30, 1997         1,706,667                $5.00
    Granted                                     110,000        $6.25 - $8.75
    Exercised                                  (190,000)               $5.00
    Lapsed or cancelled                              --                   --
                                              ---------        -------------
    Outstanding at September 30, 1998         1,626,667        $5.00 - $8.75
                                              =========        =============

At September 30, 1998, the number of options exercisable was 1,626,667. The weighted average exercise price of those options was $5.17 and the weighted average remaining contractual life was 8.28 years.

18.      COMMITMENTS AND CONTINGENCIES:

Lease Commitments
-----------------

The Company leases certain office space and other facilities under agreements expiring through 2006. Total rent expense during fiscal years 1998, 1997 and 1996 was approximately $1,657, $1,661 and $1,387, respectively.

Future minimum rental payments under all noncancellable operating leases with initial or remaining lease terms of one year or more were as follows at September 30, 1998:

                                                     Total Operating
        Year                                              Leases
        ----                                         ---------------

        1999                                              $ 2,026
        2000                                                1,869
        2001                                                1,800
        2002                                                1,800
        2003                                                1,800

Future minimum lease payments under capital leases were as follows at September 30, 1998:

                                                                Total Operating
        Year                                                        Leases
        ----                                                    ---------------

        1999                                                         $ 187
        2000                                                            10
        2001A                                                            7
        2002                                                             7
                                                                     -----
        Total minimum lease payments                                   211
        Less -  amount representing interest at 10.25% to 12%          (27)
                                                                     -----
        Present value of minimum lease payments                        184
        Less -  Current installments                                  (176)
                                                                     -----

        Capital lease obligations, excluding current installments    $   8
                                                                     =====

Legal and Environmental Reserve
-------------------------------

In the fourth quarter of fiscal year 1998, the Company recorded a provision of $760 to increase its legal and environmental reserves, principally to remove four underground storage tanks and remediate soil contamination at the former manufacturing facility, to settle two outstanding supplier claims and to establish legal reserves for various litigation, claims and assessments. The legal and environmental reserve has been classified as a current liability in the accompanying consolidated balance sheet as all payments are expected to be made within one year.

Settlement of Litigation
------------------------

The Company was formerly a defendant in nine class actions alleging federal securities violations by the Company and various former officers and directors of the Company. These claims were settled as of September 30, 1997. The Company has recorded the cost of the settlement in fiscal year 1997 as follows:

   Cost of 2,500,000 Class B shares effectively contributed
     by the founding shareholders, valued using the average
     trading price of the stock for a period of trade dates prior
     to the date of the settlement                                   $13,172

   Cash payments of $2,500, less recovery from insurers                  -
                                                                    --------
                                                                     $13,172
                                                                    ========

As a part of the settlement, the Company was reimbursed $4,000 from its directors liability insurers, $2,500 of which were deemed a reimbursement of amounts paid to claimants, with the remainder offset against legal expenses incurred in connection with the settlement. The contribution of the 2,500,000 Class B shares by the founding shareholders was reflected as a contribution of capital using the average trading price of the stock referred to above.

The effect of the settlement on the pre-tax results of the Company for the year ended September 30, 1997, was as follows:


     Reduction in administrative expenses                          $  1,500
     Settlement of the litigation                                   (13,172)
                                                                   --------
         Net effect on net income/(loss)                            (11,672)
     Contribution of Class B shares by founding shareholders         13,172
                                                                   --------

       Net effect on shareholders' equity                          $  1,500
                                                                   ========

In addition, the Securities and Exchange Commission (the "Commission") was pursuing a formal order of investigation in connection with accounting irregularities discovered in fiscal year 1996. In fiscal year 1998, the Company settled the Commission's charges with an agreement to cease and desist from committing any violation or future violation of specified securities laws. The Company was not required to pay any fines or penalties associated with this settlement.

General Litigation
------------------

The Company is subject to various litigation, claims and assessments arising in the normal course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

19.     SUBSEQUENT EVENTS:

The Company has signed a letter of intent dated November 20, 1998 to sell substantially all assets relating to the bottling, sale and distribution of potable water under the "Cristalia" tradename to Cristalia Acquisition Corp., a corporation whose president is a former executive of the Company. Terms of the agreement provide for a purchase price equal to the net book value of the assets of the business, as defined, as of December 31, 1998.

The Company has signed a letter of intent dated October 8, 1998 to acquire a controlling interest in Pepsi-Cola (Bahamas) Bottling Company, Ltd. Terms of the agreement are not final. Management anticipates finalizing the acquisition by December 31, 1998 or in the first quarter of 1999.

Effective January 1, 1999, the Company will change its fiscal year-end from September 30 to December 31. As a result, the Company will report results for the three months ended December 31, 1998 and thereafter on a calendar year basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company previously reported a change in independent accountants for the fiscal year ending September 30, 1998. See the Company's Current Report on Form 8-K dated September 1, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding the Company's Directors is incorporated by reference to the information contained under the caption "Proposal No. l - Election of Directors" in the Company's 1999 Proxy Statement (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission in January 1999. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding stock ownership of each person known to the Company to be the beneficial owner of more than 5% of its outstanding Common Stock is incorporated by reference to the information contained under the caption "Security Ownership" in the Company's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

          Information regarding certain relationships and related transactions is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement.

          With the exception of the information specifically incorporated by reference, the Company's 1999 Proxy Statement is not to be deemed filed as part of this report for purposes of this Part III.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

          (a)       Documents filed as part of this report:

                    (1) A list of the financial statements filed as part of this report appears on page 25.

                    (2) The financial statement schedule required to be filed as part of this report consists of
                              Schedule II Valuation and Qualifying Accounts appearing at the end of this Item.

                    (3) The following exhibits are filed as part of this report:


EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995),

3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

4.1 Form of Specimen Stock Certificate representing Class B Shares (incorporated by reference to Amendment No.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94620) (the "S-l Registration Statement")).

10.1 Franchise Commitment Letter between PepsiCo, Inc. and the Company dated July 17, 1998 (filed herewith).

10.2 Exclusive Bottling Appointment between PepsiCo, Inc. and the Company dated July 17, 1998 (filed herewith).

10.3 Transfer Agreement among Rafael Nin, P-PR Transfer, LLP and the Company dated June 15, 1998 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-40093).

10.4 Warrant dated as of July 17, 1998, to purchase 1,360,000 shares of Class B common stock issued to P-PR Transfer, LLP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 31,
         1998).

10.5 Warrant dated as of July 17, 1998, to purchase 340,000 shares of Class B Common stock issued to V. Suarez & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated July 31,
         1998)

10.6 Accounting Services Agreement between Delta Beverage Group, Inc. and the Company dated October 16, 1998 (filed herewith).

10.7 Management Agreement between Pohlad Companies and the Company dated July 20, 1998 (filed herewith).

10.8 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).

10.9 Pepsi-Cola to Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to exhibit 2 to the Amendment No.1 to the Scheduled 13D of Rafael Nin dated January 7, 1997).

10.10 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).

10.11 Amendment to October 15, 1996 Stock Option Agreement dated as of June 15, 1998 between Rafael Nin and the Company (filed herewith).

10.12 Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage Plastics Company (incorporated by reference to Exhibit 10.18 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997).

10.13 Master Lease Agreement dated April 18, 1997 between General Electric Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30,
         1997).

10.14 First Amendment to Second Restated Credit Agreement dated December 21, 1998 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage Plastics Company (filed herewith).

10.15 First Amendment to Second Restated Credit Agreement and Loan Documents (filed herewith).

11.1     Computation of Per Share Earnings (filed herewith).

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-l Registration Statement).

23.1 Consent of Independent Public Accountants, dated December 28, 1998 (filed herewith).

23.2 Independent Auditors' Consent, dated December 28, 1998 (filed herewith).

27.1     Financial Data Schedule (filed herewith).

     (b) Reports on Form 8-K.

         (i) On July 31, 1998, the registrant filed a Current Report on Form 8-K relating to the change of control of the Company.

         (ii) On August 20, 1998, the registrant filed a Current Report on Form 8-K relating to the change in the Company's fiscal year.

         (iii) On August 31, 1998, the registrant filed a Current Report on Form 8-K relating to a change in the Company's certifying accountant.

         (iv) On September 28, 1998, the registrant filed a Current Report on Form 8-K relating to a temporary disruption of the Company's soft drink production as a result of Hurricane Georges.

         (v) On October 7, 1998, the registrant filed a Current Report on Form 8-K relating to the resumption of the Company's soft drink production following a shut down resulting from Hurricane Georges.

     (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference
     (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
   Pepsi-Cola Puerto Rico Bottling
   Company and Subsidiaries:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of and for the year ended September 30, 1998, and have issued our report thereon dated December 10, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1998 financial data required to be set forth in relation to the basic financial statements taken as a whole.



                                         /s/ ARTHUR ANDERSEN LLP



Memphis, Tennessee,
 December 10, 1998.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
  Pepsi-Cola Puerto Rico Bottling
  Company and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of September 30, 1997, and for each of the years in the two-year period ended September 30, 1997, and have issued our report thereon dated December 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1997 and 1996 financial data required to be set forth in relation to the basic financial statements taken as a whole.

                                    /s/ KPMG Peat Marwick LLP



San Juan, Puerto Rico,
December 5, 1997.

Stamp No. 1527397 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                 Schedule II Valuation and Qualifying Accounts
                          (U.S Dollars in thousands)

                                                                              Additions
                                         Balance at      ---------------------------------------------
                                         Beginning       Charged to Costs      Charged to                  Balance at
                                         of Period        and Expenses      Other Accounts  Deductions   End of Period
                                         ---------       ----------------   --------------  ----------   -------------
Fiscal Year Ended September 30, 1998:
 Allowance for Doubtful Accounts            $1,389            $  498            $  -          $(622)(1)     $1,265
 Restructuring Charges                         163             1,728               -         (1,143)(2)        748

Fiscal Year Ended September 30, 1997:
 Allowance for Doubtful Accounts             1,158               355               -           (124)(1)      1,389
 Restructuring Charges                           -               535               -           (372)           163

Fiscal Year Ended September 30, 1996:
 Allowance for Doubtful Accounts             1,458               511               -           (811)(1)      1,158
 Restructuring Charges                           -             2,700               -         (2,700)             -

(1) Write off of uncollectible receivables.
(2) Comprised of $215 of severance payments and other exit costs, $825 of asset writedowns and $103 reversed into income.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PEPSI-COLA PUERTO RICO BOTTLING COMPANY

                                 By:  /s/ Robert C. Pohlad
                                    --------------------------------------------
                                 Name:  Robert C. Pohlad
                                 Title:  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           SIGNATURES           TITLE                          DATE
           ----------           -----                          ----

/s/ Robert C. Pohlad            Chief Executive Officer and    December 29, 1998
----------------------------    Director (Principal Executive
Robert C. Pohlad                Officer)

/s/ John F. Bierbaum            Chief Financial Officer       December 29, 1998
----------------------------
John F. Bierbaum                and Vice President
                                (Principal Accounting
                                Officer)

/s/ Christopher C. Clouser      Director                       December 29, 1998
----------------------------
Christopher C. Clouser

/s/ Philip N. Hughes            Director                       December 29, 1998
----------------------------
Philip N. Hughes

/s/ Diego Suarez, Jr.           Director                       December 29, 1998
----------------------------
Diego Suarez, Jr.

/s/ Basil K. Vasiliou           Director                       December 29, 1998
----------------------------
Basil K. Vasilou

/s/ John F. Woodhead            Director                       December 29, 1998
----------------------------
John F. Woodhead

/s/ Raymond W. Zehr, Jr.        Director                       December 29, 1998
----------------------------
Raymond W. Zehr, Jr.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
------   ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995),

3.3 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

4.1 Form of Specimen Stock Certificate representing Class B Shares (incorporated by reference to Amendment No.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-94620) (the "S-l Registration Statement")).

10.1 Franchise Commitment Letter between PepsiCo, Inc. and the Company dated July 17, 1998 (filed herewith).

10.2 Exclusive Bottling Appointment between PepsiCo, Inc. and the Company dated July 17, 1998 (filed herewith).

10.3 Transfer Agreement among Rafael Nin, P-PR Transfer, LLP and the Company dated June 15, 1998 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's Registration Statement on Form S-3 (Reg. No. 333-40093).

10.4 Warrant dated as of July 17, 1998, to purchase 1,360,000 shares of Class B common stock issued to P-PR Transfer, LLP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 31,
         1998).

10.5 Warrant dated as of July 17, 1998, to purchase 340,000 shares of Class B Common stock issued to V. Suarez & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated July 31,
         1998)

10.6 Accounting Services Agreement between Delta Beverage Group, Inc. and the Company dated October 16, 1998 (filed herewith).

10.7 Management Agreement between Pohlad Companies and the Company dated July 20, 1998 (filed herewith).

10.8 Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin dated January 7, 1997).

10.9 Pepsi-Cola to Puerto Rico Bottling Company Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to exhibit 2 to the Amendment No.1 to the Scheduled 13D of Rafael Nin dated January 7, 1997).

10.10 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated January 31, 1997).

10.11 Amendment to October 15, 1996 Stock Option Agreement dated as of June 15, 1998 between Rafael Nin and the Company (filed herewith).

10.12 Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage Plastics Company (incorporated by reference to Exhibit 10.18 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997).

10.13 Master Lease Agreement dated April 18, 1997 between General Electric Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30,
         1997).

10.14 First Amendment to Second Restated Credit Agreement dated December 21, 1998 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage Plastics Company (filed herewith).

10.15 First Amendment to Second Restated Credit Agreement and Loan Documents (filed herewith).

11.1     Computation of Per Share Earnings (filed herewith).

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-l Registration Statement).

23.1 Consent of Independent Public Accountants, dated December 28, 1998 (filed herewith).

23.2 Independent Auditors' Consent, dated December 28, 1998 (filed herewith).

27.1     Financial Data Schedule (filed herewith).