Form 10-K
period 1998-12-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1999-03-31
CIK 948086

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------
                                   FORM 10-K

[_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-13914

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                            ###-##-####
   (State or other Jurisdiction of       (I.R.S. Employer Identification
    Incorporation or Organization)                   Number)

                             CARRETERA 865, KM. 0.4
                            BARRIO CANDELARIA ARENAS
                          TOA BAJA, PUERTO RICO 00949
          (Address of Principal Executive Offices, including Zip Code)

                                 (787) 251-2000
              (Registrant's Telephone Number, including Area Code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  .

         TITLE OF EACH CLASS           NAME OF EXCHANGE ON WHICH REGISTERED
                                             New York Stock Exchange
 Class B Common Stock, Par Value $.01
              Per Share

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 15, 1999, was approximately $52,398,000.

As of March 15, 1999, there were 21,690,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,690,000 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                    PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                              -------------------
                      Index to Annual Report on Form 10-K
      For the Transition Period from October 1, 1998 to December 31, 1998

ITEM NO.                                                               PAGE NO.
--------                                                               --------
PART I
 Item 1. BUSINESS....................................................      1
 Item 2. PROPERTIES..................................................      9
 Item 3. LEGAL PROCEEDINGS...........................................      9
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      9
PART II
 Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.........................................      9
 Item 6. SELECTED FINANCIAL DATA.....................................     10
 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................     13
 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     22
 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE....................................     46
PART III
 Item 10. DIRECTORS AND EXECUTIVE OFFICERS...........................     47
 Item 11. EXECUTIVE COMPENSATION.....................................     49
 Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.................................................     54
 Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............     56
PART IV
 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
     FORM 8-K........................................................     58
     SIGNATURES......................................................     64

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                               INTRODUCTORY NOTE

Pepsi-Cola Puerto Rico Bottling Company changed its fiscal year end from September 30 to December 31. This transition report on Form 10-K includes information for the period from October 1, 1998 through December 31, 1998. A separate Form 10-K was filed previously for the fiscal year ended September 30, 1998.

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

For the three months ended December 31, 1998, the Company had a net loss of $1.4 million, compared to a net loss of $1.0 million for the same period in 1997. For its fiscal year ended September 30, 1998, the Company had a net loss of $9.6 million (including $3.3 million pre-tax of expenses related to unusual items), compared to a net loss of $19.5 million during fiscal 1997 (including $13.2 million pre-tax of expenses related to settlement of civil litigation and $0.5 million related to unusual items). This loss from the Company's operations resulted primarily from intense competitive pressures in Puerto Rico, which produced lower net sales prices.

This transition report on Form l0-K contains forward looking statements of expected future developments. The Company wishes to insure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this report refer to the ability of the Company to implement pricing initiatives in a manner that improves the pricing environment in the marketplace, its ability to generate cost savings through the consolidation of existing operations, its ability to pay dividends, its expected future capital expenditures and its ability to restore profitability through these pricing initiatives and cost savings. These forward looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially affect actual performance. The Company's future performance also involves a number of risks and uncertainties. Among the factors that could cause actual performance to differ materially are: continued competitive pressures with respect to pricing in the Puerto Rican market; the inability to achieve cost savings due to unexpected developments; changed plans regarding capital expenditures; adverse developments with respect to economic, climatic and political conditions in Puerto Rico; the impact of such conditions on consumer spending; possible termination of the Company's franchise agreements; adverse events affecting the popularity of PepsiCo products; possible termination of the management agreement between the Company and the Pohlad Companies; adverse effects of government regulations, including environmental regulations; possible failure to achieve Year 2000 compliance on a timely basis; possible product liability if any of the Company's products cause injury, illness or death; and possible product recall of the Company's products that become contaminated or are damaged or mislabeled.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

Although the Company has rights to sell PepsiCo products to distributors in the U.S. Virgin Islands, it is not required to do so under its franchise agreements with PepsiCo. During the three months ended December 31, 1998 and for the fiscal year ended September 30, 1998, less than 1% of the Company's sales by volume were to distributors in the U.S. Virgin Islands.

The Company has received certain rights and preferences for expansion of its exclusive business with PepsiCo throughout the Caribbean.

THE BEVERAGE INDUSTRY IN PUERTO RICO

The Puerto Rican soft drink market is characterized by relatively low per capita consumption as compared to the United States, due primarily to modest per capita income and the stage of industry evolution in Puerto Rico. In addition, the imposition of the Carbonated Beverage Tax (in effect from 1991 to 1993) had a material adverse effect on per capita consumption of soft drinks in the years in which it was in effect. The Carbonated Beverage Tax was repealed in January 1994 but consumption remains low compared to consumption levels in the United States. In 1995, the annual per capita consumption of soft drink products in Puerto Rico was approximately 410 eight-ounce servings, as compared with approximately 816 eight-ounce servings in the United States.

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

The Franchise Arrangements also require the Company to display all advertising and promotional materials furnished by PepsiCo or its affiliates and to incur mutually agreed upon marketing, advertising and sales promotion expenditures. See "--Marketing."

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

The following table sets forth the approximate percentage of the Company's total cost represented by each of the principal raw materials utilized in soft drink production for the three months ended December 31, 1998 and for the fiscal year ended September 30, 1998.

                                   Percentage of        Percentage of
                                 December 31, 1998    September 30, 1998
              Raw Material     Transition Period Cost  Fiscal Year Cost
              ------------     ---------------------- ------------------
              Packaging                  43%                  41%
              Concentrate                41%                  38%
              Sugar/fructose             14%                  15%
              Carbon dioxide
               gas                        1%                   1%
              Other                       1%                   5%
              ----------------          ----                 ---
              Total                     100%                 100%
              ================          ====                 ===

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

The following chart shows the approximate effective production capacity, number of bottling lines, and average capacity utilization for the Toa Baja plant for the 12 months ended December 31, 1998:

                      Approximate Effective    Number of          Average 1998
            Plant    Production Capacity (1) Bottling Lines Capacity Utilization (2)
            -----    ----------------------- -------------- ------------------------
           Toa Baja     44,350 (2 shifts)           3                  68%

-------
(1) Approximate effective production capacity is expressed in thousands of cases per year, assuming the number of shifts indicated. Effective production capacity is a plant's theoretical installed capacity, adjusted for seasonal variations in demand as well as regular maintenance and repair.
(2) Acual production expressed as a percentage of approximate effective production capacity.

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

As of December 31, 1998, the Company had approximately 135 distribution routes (conventional, bulk, and presell) and its transportation fleet consisted of approximately 113 trucks. The Company's products are also distributed to restaurants and soda fountains in post-mix form.

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

For the twelve months ended December 31, 1998, approximately 46% of the Company's volume was to supermarkets, grocery and convenience stores, 35% was to "cash and carry's" (small, high-volume wholesalers) and similar businesses,

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

14% was to restaurants and soda fountains and 5% was through other distribution channels. The Company also distributes its products through vending machines and is in the process of expanding its placement of vending machines throughout Puerto Rico. The Company's Cristalia brand of drinking water is distributed to private homeowners, businesses and government agencies. Most sales to the Company's customers are on a credit basis, with payment due approximately 30 days after delivery. Credit sales and cash sales accounted for approximately 93% and 7% respectively, of the Company's total net sales for the 12 months ended December 31, 1998.

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

COMPETITION

The soft drink industry in Puerto Rico is highly competitive. Since 1996, the Company has faced intense price competition resulting in substantially lower net sale prices. The Company's principal competitors in Puerto Rico are the local bottlers and

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

distributors of Coca-Cola in the cola market and Seven-Up in the flavored soft drink market. The Company's other competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers of smaller private label soft drinks, which private label soft drinks the Company believes have historically represented approximately 5% of total soft drink sales in Puerto Rico. Carbonated soft drink products compete with other major commercial beverages, such as coffee, milk and beer, as well as non-carbonated soft drinks, citrus and non-citrus fruit drinks and other beverages.

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

The wastewater from the Tao Baja bottling plant is discharged to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The Company previously entered into a stipulation with PRASA with respect to the discharge of wastewater in excess of pretreatment standards and the Company paid a surcharge to cover the excess wastewater discharges. In 1998, the Company applied to have the permit reissued. On October 29, 1998, PRASA reissued the permit but without the surcharge provision included in the old permit. The Company intends to negotiate with PRASA regarding the new permit and required effluent standards. If the new permit cannot be negotiated, the Company will be required to construct an on-site wastewater treatment system. The cost of new treatment system may have a material adverse effect on the Company's future financial performance.

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

EMPLOYEES

At December 31, 1998, the Company had approximately 550 full-time employees, approximately 55% of which were represented by a labor union. The Company believes that its relationship with its employees and their unions is excellent. The Company has not experienced any strike or work stoppage since the Company was acquired in 1987. Labor relations are generally governed by labor agreements entered into from time to time between the Company and its employees. The Company has entered into three such agreements, with its union employees in its manufacturing and distributing subsidiaries, its plastics subsidiary and its bottled water division, respectively. A new agreement relating to the Company's manufacturing and distributing subsidiaries was entered into on November 25, 1997 and expires on December 31, 2001. This agreement provides the Company with a reduction in operating costs as part of its strategy to increase and maintain operating efficiencies.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are elected by the Board of Directors and serve at its discretion. There is no family relationship among any of the officers or directors. The following table sets forth certain information regarding the executive officers of the Company.

           Name              Age Position
           ----              --- --------
           Robert C. Pohlad  44  Chairman, Chief Executive Officer and Director
           John F. Bierbaum  54  Chief Financial Officer, Vice President
           Kenneth E. Keiser 47  President and Chief Operating Officer
           Bradley J. Braun  44  Vice President, Finance and Assistant
                                 Secretary
           Jay S. Hulbert    45  Vice President, Operations
           Raymond R. Stitle 45  Vice President, Human Resources
           A. David Velez    44  Vice President and President Pepsi-Cola Puerto
                                  Rico Distribution Company

The following is a brief description of the business background of each of the executive officers of the Company.

ROBERT C. POHLAD. Mr. Pohlad has served as Chairman, Chief Executive Officer and a director of the Company since July 1998. Mr. Pohlad has been a director and Chief Executive Officer of Delta Beverage Group, Inc. since 1988. Since 1987, Mr. Pohlad has also served as President of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad is currently a director of Mesaba Holdings, Inc. and Grow Biz International, Inc.

JOHN F. BIERBAUM. Mr. Bierbaum has served as Chief Financial Officer of the Company since July 1998. Mr. Bierbaum has been a director (since 1993) and Chief Financial Officer of Delta Beverage Group, Inc. (since 1988). Mr. Bierbaum is also Chief Financial Officer of the Pohlad Companies, a holding and management services company, which has an ownership interest in and provides management services to the Company. Mr. Bierbaum has been associated with the Pohlad Companies from 1975 to the present in a variety of capacities, including his current position. From 1986 to 1988, Mr. Bierbaum served as Vice President of the Pepsi-Cola Bottling Company of Tampa.

KENNETH E. KEISER. Mr. Keiser has served as President and Chief Operating Officer of the Company since July 1998. Mr. Keiser has been President and Chief Operating Officer of Delta Beverage Group, Inc. since 1990. From 1976 to 1990, he was employed by the Pepsi-Cola Bottling Group in various capacities, including Division Vice President of the Central Division from 1989 to 1990, Vice President of the Minneapolis Area from 1986 to 1989, Director of Corporate Trade Development from 1985 to 1986, Area Vice President of Philadelphia from 1982 to 1985, and various other capacities from 1976 to 1985.

BRADLEY J. BRAUN. Mr. Braun became Vice President of Finance and Assistant Secretary for the Company in July 1998. Mr. Braun has been Vice President of Finance of Delta Beverage Group, Inc. since 1991. Prior to joining Delta, Mr. Braun served as Controller of the Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly owned subsidiary of the Pohlad Companies.

JAY S. HULBERT. Mr. Hulbert joined the Company in July 1998 as Vice President, Operations. Mr. Hulbert has been Vice President--Operations for Delta Beverage Group, Inc. since 1988. Prior to joining Delta, Mr. Hulbert spent seven years working for the Pepsi-Cola Bottling Group in a variety of capacities.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


RAYMOND R. STITLE. Mr. Stitle joined the Company in July 1998 as Vice President, Human Resources. Mr. Stitle has been Vice President of Delta Beverage Group, Inc. since 1988. Prior to joining Delta, Mr. Stitle was employed by Pepsi-Cola USA.

A. DAVID VELEZ. A. David Velez has been President of Pepsi Cola Puerto Rico Distribution Co. since July 1998 and has been a Vice President of the Company since March 1997. He was the General Manager for BAESA's operations in Rio de Janeiro from October 1995 to February 1997. Prior to that he was the General Manager for PepsiCo's Miami bottling operations.

ITEM 2. PROPERTIES

PROPERTIES

The properties of the Company primarily consist of bottling, warehouse, distribution, plastic production and office facilities located in Puerto Rico. The Company owns the property previously used as a bottling plant in Rio Piedras and one bottling plant in Toa Baja. Substantially all of the company's real property, machinery and equipment are pledged pursuant to the terms of a Credit Agreement among the Company and its subsidiaries and Banco Popular de Puerto Rico. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Company--Liquidity and Capital Resources." The principal offices of the Company are located in Toa Baja. The Company leases two warehouse and distribution facilities in Ponce and Sebana Grande and the production facilities for Cristalia bottled water in Ponce. The Company owns the remainder of its properties.

At December 31, 1998, the net book value of all land, buildings, machinery, and equipment owned by the Company in Puerto Rico was approximately $42.5 million. The total annual rent paid by the Company for the 12 months ended December 31, 1998 for its leased production, distribution and office facilities and equipment in Puerto Rico was approximately $2.0 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the transition period ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 15, 1999, there were (i) 5,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Shares"), issued and outstanding and held by two shareholders of record, and (ii) 16,690,000 shares of Class B Common Stock, par value $.01 per share (the "Class B Shares"), issued and outstanding and held by 3,230 registered shareholders of record. The principal market for the Company's Class B Shares is the New York Stock Exchange, Inc. (the "NYSE"). The Class A Shares are not listed for trading on any securities exchange. The Class A Shares and Class B Shares are collectively referred to herein as the "Common Stock."

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


The Company's Class B Shares have been listed for trading on the NYSE since September 20, 1995 under the symbol PPO. The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Class B Shares on the NYSE as reported in the consolidated transaction reporting system. The closing sale price of the Company's Class B Shares on the NYSE on March 15, 1999, as reported in the consolidated transaction reporting system, was $5.00.

                                    High     Low
                                   ------- -------
               Fiscal 1997
                First Quarter      $  5.50 $ 3.875
                Second Quarter     $  5.00 $ 4.125
                Third Quarter      $  6.50 $ 4.250
                Fourth Quarter     $8.0625 $ 5.875
               Fiscal 1998
                First Quarter      $7.6875 $6.3125
                Second Quarter     $  8.00 $6.0625
                Third Quarter      $  7.75 $ 6.625
                Fourth Quarter     $ 9.063 $  6.00
               Quarter Ended
                December 31, 1998  $  6.25 $ 4.625

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

ITEM 6. SELECTED FINANCIAL DATA

PRESENTATION OF FINANCIAL INFORMATION

The following tables present summary consolidated financial information of the Company and reflect the results of operations of the Company and its previous equity interest in the net earnings of Buenos Aries Embotelladora S.A. ("BAESA") prior to June 17, 1998. This data has been derived from the consolidated financial statements of the Company and its subsidiaries and from information provided to the Company by BAESA. The inclusion in this report of such information provided by BAESA is for information purposes only and the Company makes no representation as to the accuracy or completeness of such information. On June 17, 1998 the Company distributed all shares of BAESA held by it pro-rata to the Company's Class B shareholders by way of a special dividend. The consolidated financial statements of the Company for each of the four years ended September 30, 1997 have been audited by KPMG LLP, independent public accountants. The consolidated financial statements of the Company as of December 31, 1998 and for the three months then ended and as of September 30, 1998 and for the year then ended have been audited by Arthur Andersen LLP, independent public accountants.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                  FISCAL YEARS ENDED SEPTEMBER 30               THREE MONTHS
                          -----------------------------------------------------    ENDED
                                                                                DECEMBER 31,
                            1994       1995       1996       1997       1998        1998
                          ---------  ---------  ---------  ---------  --------- ------------
                           (Dollars in Thousands, except per share data)
INCOME STATEMENT DATA:
Net sales                 $ 104,048  $ 114,301  $ 102,891  $  99,172  $ 99,405    $28,328
Cost of sales                60,574     67,846     74,956     68,237    70,503     20,327
------------------------  ---------  ---------  ---------  ---------  --------    -------
 Gross profit                43,474     46,455     27,935     30,935    28,902      8,001
Selling and marketing
 expenses                    30,497     30,458     42,456     30,224    30,072      6,868
Administrative expenses      10,528      6,262      9,606      8,424     6,047      1,843
Restructuring charges            --         --      2,700        535     1,728         --
Litigation settlement
 expenses                        --         --         --     13,172        --         --
Provision for legal and
 environmental reserves          --         --         --         --       760         --
Loss on asset
 impairments                     --         --         --         --       800        250
Insurance proceeds from
 business interruption
 and other losses                --         --         --         --    (1,309)      (346)
Intangibles and fixed
 asset write-offs             2,886         --         --         --        --         --
------------------------  ---------  ---------  ---------  ---------  --------    -------
 Income (loss) from
  operations                   (437)     9,735    (26,827)   (21,420)   (9,196)      (614)
Gain on sale by PCPRB of
 Class B BAESA shares,
 net                         15,924         --         --         --        --         --
Gain on early
 termination of supply
 agreement                       --         --      2,111         --        --         --
Interest expense             (1,237)    (1,215)    (1,523)    (2,644)   (2,437)      (475)
Interest income                 147        207      2,418      1,218       839        270
Other, net                     (332)       391       (256)         1       206         (7)
------------------------  ---------  ---------  ---------  ---------  --------    -------
 Total other income
  (expenses)                 14,502       (617)     2,750     (1,425)   (1,392)      (212)
------------------------  ---------  ---------  ---------  ---------  --------    -------
 Income (loss) before
  income tax (benefit)
  expense and equity in
  net earnings (loss) of
  BAESA                      14,065      9,118    (24,077)   (22,845)  (10,588)      (826)
 Income tax expense
  (benefit)                   6,243       (297)    (1,205)    (3,342)     (978)       594
------------------------  ---------  ---------  ---------  ---------  --------    -------
Income (loss) before
 equity in net earnings
 (loss) of BAESA              7,822      9,415    (22,872)   (19,503)   (9,610)    (1,420)
Equity in net earnings
 (loss) of BAESA, net of
 income taxes                 9,753      5,638    (51,458)        --        --         --
------------------------  ---------  ---------  ---------  ---------  --------    -------
Net income (loss)         $  17,575  $  15,053  $ (74,330) $ (19,503) $ (9,610)   $(1,420)
========================  =========  =========  =========  =========  ========    =======
Earnings Per Share(1)
 Income (loss) before
  equity in net earnings
  (loss) of BAESA, net
  of income taxes         $    0.43  $    0.52  $   (1.06) $   (0.91) $  (0.45)   $ (0.07)
 Net income (loss)        $    0.98  $    0.83  $   (3.46) $   (0.91) $  (0.45)   $ (0.07)
Dividends declared per
 share of Common
 Stock(1)                 $    1.18  $    0.27  $    0.24  $    0.00  $   0.00    $  0.00
Weighted average number
 of shares of Common
 Stock outstanding (in
 thousands)                  18,000     18,105     21,500     21,500    21,516     21,690

-------
(1) Earnings per share of Common Stock and dividends declared per share of Common Stock are determined by dividing net income by the weighted average number of common shares outstanding during each period and dividends declared by the number of shares of Common Stock outstanding at the time of dividend declaration, respectively. Earnings per share information for fiscal years 1994 and 1995 has been adjusted to give effect to a stock split that occurred in fiscal year 1995.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                               FISCAL YEARS ENDED SEPTEMBER 30
                         ------------------------------------------------  THREE MONTHS ENDED
                           1994      1995      1996      1997      1998    DECEMBER 31, 1998
                         --------  --------  --------  --------  --------  ------------------
                                             (Dollars in Thousands)
BALANCE SHEET DATA:
Assets:
 Cash and cash
  equivalents            $  1,347  $ 46,091  $ 18,680  $ 19,621  $ 24,720       $19,418
 Short term investment          0         0    12,904        --        --            --
 Accounts receivable,
  net                      11,881    16,427    14,562    15,954    14,345        15,291
 Accounts receivable
  from affiliates and
  intercompany advances     3,729     2,913        --       943     1,408         2,008
 Inventories                5,452     4,542     4,429     2,802     2,480         2,505
 Bottles, cases and
  shells                      800     1,629     1,445     1,559     1,357         1,409
 Deferred income tax
  asset                        --        --       187        97       224            49
 Other current assets       1,216     2,516     1,857     2,073     4,743         4,422
------------------------ --------  --------  --------  --------  --------       -------
 Total current assets      24,425    74,118    54,064    43,049    49,277        45,102
 Investment in BAESA       69,870    74,128        --        --        --            --
 Deferred income tax
  asset, long-term             --        --     2,076     1,619     1,607         1,221
 Long-lived assets for
  sale; principally land
  and building                 --        --     3,805     3,752     2,615         2,615
 Property, plant and
  equipment, net           31,597    34,816    48,491    45,788    42,374        42,462
 Intangible assets, net     2,293     2,163     1,459     1,644     1,544         1,259
 Other assets                 693       441        86        58        15           192
------------------------ --------  --------  --------  --------  --------       -------
 Total assets            $128,878  $185,666  $109,981  $ 95,910  $ 97,432       $92,851
======================== ========  ========  ========  ========  ========       =======
Liabilities:
 Current installments of
  long-term debt         $  1,549  $  1,550  $  1,550  $  1,007  $  1,007       $ 1,007
 Current installments of
  capital lease
  obligations               2,537     1,204       341       908       176            41
 Notes payable to bank      4,250     4,600    25,000     5,430        --            --
 Accounts payable--trade    7,469    12,536    16,619    13,587     8,115         3,842
 Notes and accounts
  payable--affiliates       2,078     1,181        50        32        --            --
 Income taxes payable         229       123       115       199       150           237
 Accrued expenses           3,678     7,007     8,672     4,993     7,466         9,218
------------------------ --------  --------  --------  --------  --------       -------
 Total current
  liabilities              21,790    28,201    52,347    26,156    16,914        14,345
 Long-term debt,
  excluding current
  installments              7,915     6,365     4,813    23,636    22,355        22,073
 Capital lease
  obligations, excluding
  current installments      2,070       848       871       513         8             7
 Deferred income taxes,
  net                      18,273    18,732        --        --        --            --
 Other liabilities          2,899     2,871     2,593     2,213     3,110         1,805
------------------------ --------  --------  --------  --------  --------       -------
 Total liabilities         52,947    57,017    60,624    52,518    42,387        38,230
------------------------ --------  --------  --------  --------  --------       -------
Shareholders' equity:
 Class A shares                50        50        50        50        50            50
 Class B shares               130       165       165       165       167           167
 Additional paid in
  capital                  47,967    90,738    90,738   103,910   127,009       127,516
 Retained earnings
  (accumulated deficit)    29,307    39,472   (40,232)  (59,735)  (69,345)      (70,765)
 Deferred compensation         --        --        --        --        --          (457)
 Accumulated other
  comprehensive income     (1,523)   (1,776)   (1,364)     (998)   (2,836)       (1,890)
------------------------ --------  --------  --------  --------  --------       -------
 Total shareholders'
  equity                   75,931   128,649    49,357    43,392    55,045        54,621
------------------------ --------  --------  --------  --------  --------       -------
 Total liabilities and
  shareholders' equity   $128,878  $185,666  $109,981  $ 95,910  $ 97,432       $92,851
======================== ========  ========  ========  ========  ========       =======
OTHER DATA:
 Depreciation and
  amortization              4,917     4,781     5,589     5,971     5,312         1,127
 Capital expenditures(1)    3,961     9,589    24,421     4,663     2,997         1,203

-------
(1) Capital expenditures represent purchases of property, plant and equipment.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

CHANGE IN FISCAL YEAR

The Company changed its fiscal year end from September 30 to December 31. This transition report on Form 10-K includes information for the interim period from October 1, 1998 through December 31, 1998, which is referred to as the "interim period" or "1998 interim period."

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

RESTRUCTURING CHARGE

During the fourth quarter fiscal year 1998, a restructuring charge of $1.7 million was established under a plan to improve the Company's performance. The charge includes approximately $0.7 million of severance and related charges for the elimination of 17 administrative personnel, $0.2 million of accruals for future payments to exit activities, including canceling lease agreements, and $0.8 million of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. Management anticipates the restructuring plan will provide annual savings of approximately $1.3 million to $1.4 million beginning in 1999. Severance payments in the three month period ended December 31, 1998 and in fiscal year 1998 totaled approximately $0.4 million and $47 thousand, respectively, while payments relating to other exit activities approximated $0.1 million and $0.1 million, respectively.

BAESA STOCK DIVIDEND

In addition to conducting its own bottling operations, the Company previously owned 12,345,348 shares, or approximately 17% of the outstanding capital stock of BASEA, and, through June 30, 1996, exercised significant influence over the management of BAESA, subject to the right of PepsiCo, Inc. and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and the Company no longer controlled or had significant influence over, the management or operations of BAESA.

The Company's Board of Directors declared a dividend consisting of the 12,345,348 shares of capital stock of BAESA owned by the Company. The dividend was distributed on June 17, 1998 to the Company's shareholders of record as of May 28, 1998. The distribution was made in the form of 6,172,674 BAESA American Depository Shares (each representing two underlying BAESA shares) on a pro rata basis to the holders of the Company's 21,500,000 outstanding Class A shares and

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Class B shares. The carrying value of the capital stock of BAESA had been written down to zero at September 30, 1996. The Company's financial information for fiscal year 1996 and earlier reflects the Company's equity interest in BAESA during those periods.

SEASONALITY

The historical results of operations of the Company have not been significantly seasonal.

INCOME TAXES

PCPRB and its subsidiaries are Delaware corporations subject to U.S. federal income taxes; however, PCPRB's subsidiaries are eligible for and have elected the benefit of Section 936 of the U.S. Internal Revenue Code. Section 936 presently allows a tax credit equal to a portion of the amount of U.S. income taxes attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico, subject to certain limitations. PCPRB's subsidiaries have elected to claim the credit under the Economic Activity Limitation method. The 1996 Small Business Act (the "Act") repealed the Section 936 credit prospectively. However, the Act grandfathered in "existing credit claimants" during a ten-year transition period. The credit under the Economic Activity Limitation for Puerto Rico will be calculated under the rules existing prior to the adoption of the Act for taxable years beginning after 1995 and before 2002. For taxable years beginning after December 31, 2001, a cap is placed upon the Puerto Rican source business income eligible for the credit. For tax years beginning after January 1, 2006, the economic activity credit is repealed in its entirety.

In order to utilize income tax credits available under Section 936, each subsidiary is required to derive at least 80% of its gross income from sources within Puerto Rico, and at least 75% of gross income must be from an active trade or business in Puerto Rico. PCPRB's subsidiaries were in compliance with these gross income requirements for the three months ended December 31, 1998 and the fiscal years ended September 30, 1998, 1997 and 1996.

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

As of December 31, 1998, the Company and its subsidiaries had approximately $76.3 million in net operating losses available to offset against future earnings for purposes of Puerto Rican taxation and $54.2 million in U.S. net operating losses. The Puerto Rico net operating losses expire through 2006 and the U.S. net operating losses expire through 2019. The net operating losses belong to the Company and its manufacturing and distributing subsidiaries. For Puerto Rican and U.S. tax purposes, related entities such as the Company and its wholly owned subsidiaries may not join in the filing of a consolidated income tax return. As a result, the net operating losses of one entity may not be absorbed or utilized to offset the taxable income of any other related entity. Only the entity that generated losses may use such losses to offset its own future taxable income. As a result of the change in control transaction in fiscal year 1998, the Company's utilization of its U.S. federal net operating loss carryforwards is limited annually. Realization of all these future income tax benefits is dependent on the existence of future taxable income. Valuation allowances covering substantially all of the Company's net operating loss carryforwards have been provided as the Company does not believe that it is "more likely than not" that the future income tax benefits will be realized. See Note 13 to the Consolidated Financial Statements of the Company.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

THE COMPANY

GENERAL

The following table sets forth certain financial information as a percentage of net sales for the company for the periods indicated.

                                          FISCAL YEAR       INTERIM
                                       -------------------  -------
                                       1996   1997   1998    1998
                                       -----  -----  -----  -------
           Net Sales                   100.0% 100.0% 100.0%  100.0%
           Cost of Sales                72.8   68.8   70.9    71.8
           Gross Profit                 27.2   31.2   29.1    28.2
           Selling & Marketing
            Expenses                    41.3   30.5   30.3    24.2
           Administrative Expenses       9.3    8.5    6.1     6.5
           Litigation Settlement
            Expenses                      --   13.3     --      --
           Other Special Charges         2.6    0.5    3.3     0.9
           Insurance Proceeds             --     --    1.3     1.2
           Income (Loss) from
            Operations                 (26.1) (21.6)  (9.3)   (2.2)
                                       =====  =====  =====   =====

1998 INTERIM PERIOD COMPARED TO 1997 INTERIM PERIOD

NET SALES. Net sales for the Company increased $2.8 million, or 11%, for the 1998 interim period from the 1997 interim period to $28.3 million. This increase was primarily the result of the increase in case volume sales, which increased 14% during the period ended December 31, 1998 compared to the same period in 1997. The increased volume was in cans and 20 oz. PET bottles; this was offset by a decrease in average overall pricing of 2.7% and reductions of price support.

COST OF SALES. Cost of sales for the Company increased $3.1 million, or 18.2% for the 1998 interim period as compared to the 1997 interim period to $20.3 million. This increase was primarily due to the increased sales volume and costs of imported products.

GROSS PROFIT. Gross profit for the Company decreased by 3.8% to $8.0 million compared to the same interim period in 1997. The decrease was primarily due to the impact of Hurricane Georges in late September 1998, which forced the Company to halt production for two weeks after the storm and import higher cost finished goods for an extended period.

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

Selling and marketing expenses for the Company decreased $0.5 million, or 7.4% to $6.9 million for the 1998 interim period as compared to the 1997 interim period. This decrease was primarily due to reduced operating expenses of $0.5 million in the 1998 interim period as compared to the 1997 interim period.

ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.5 million or 33.2% for the 1998 interim period from the 1997 interim period to $1.8 million. This increase reflects transition costs of implementing the new management and accounting services agreements.

INCOME (LOSS) FROM OPERATIONS. Income (Loss) from operations for the Company decreased to $(0.6) million in the 1998 interim period, from $(0.5) million in the 1997 interim period. This decrease is the result of lower gross profit of $0.3 million,

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

higher administrative expenses of $0.5 million, and an additional reserve for asset impairment. These were offset in part by the lower selling and marketing expenses of $0.5 million and proceeds from business interruption insurance related to the hurricane of $0.3 million.

UNUSUAL ITEMS. The Company's results of operations for the interim period ended December 31, 1998 were affected by the incurrence of charges for unusual items. The unusual items include an asset impairment loss relating to the pending sale of Cristalia ($0.3) million. The impact of this unusual item was offset by the benefit of additional insurance proceeds of $0.3 million for loss of business from October 1, 1998 to October 21, 1998 due to Hurricane Georges.

NET INCOME (LOSS). Net income (loss) decreased to $(1.4) million in the 1998 interim period, from $(1.0) million during the 1997 interim period. This decrease is the result of lower operating income and an increased income tax expense.

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

Selling and marketing expenses for the Company decreased $0.2 million, or 0.5%, to $30.1 million for the fiscal year 1998 as compared to the 1997 fiscal year. As a percentage of net sales, selling and marketing expenses decreased to 30.3% during the fiscal year 1998 from 30.5% in the 1997 fiscal year.

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the Company decreased to ($9.2) million in fiscal year 1998 from a loss of ($21.4) million in fiscal year 1997. This increase is the net result of the decrease in gross profit of $2.0 million, decreased selling and marketing costs of $0.2 million, decreased administrative costs of $2.4 million, the absence of the settlement of litigation charge of $13.2 million and unusual items of $3.3 million in fiscal year 1998 versus a restructuring charge of $0.5 million in fiscal year 1997.

INTEREST AND OTHER INCOME (EXPENSES). Other income (expenses) in total remained consistent between fiscal years 1998 and 1997.

INCOME TAX BENEFIT (EXPENSE). Income tax benefit was $1.0 million for fiscal year 1998 as compared to $3.3 million for fiscal year 1997. The Company's effective tax rate differs from the statutory rate primarily due to the Puerto Rico economic activity credit and valuation reserves provided for the Company's net operating losses.

NET INCOME (LOSS). Net loss during fiscal year 1998 was $(9.6) million, compared to $(19.5) million during fiscal year 1997.

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

INCOME (LOSS) FROM OPERATIONS. Loss from operations for the Company decreased to ($21.4) million during fiscal year 1997, from ($26.8) million for fiscal year 1996. The decreased loss resulted from (i) a $3 million improvement in gross profit resulting from higher unit sales volume of 4%, and lower raw material and labor costs, partially offset by lower net selling prices due to increased discounts offered to customers and higher depreciation expense, (ii) lower selling and marketing costs of $12.2 million, (iii) lower administrative expenses of $1.2 million, (iv) the incidence of non-cash settlement of litigation costs of $13.2 million, and (v) a decrease in restructuring charges of $2.2 million.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had $19.4 million of cash and cash equivalents. Indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations at December 31, 1998 totaled $23.1 million, which included $1.0 million of current and short-term obligations.

Net cash provided by (used in) operating activities for the Company was ($3.7) million for the interim period ended December 31, 1998 as compared with ($3.6) million for the same period in 1997. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was $0.2 million during the interim period 1998, and $0.4 million in 1997. The net cash provided (used in) operating activities that was due to changes in assets and liabilities was ($3.9) million in 1998 and ($4.0) million in the interim period in 1997. Net cash provided by (used in) operating activities for the Company was ($7.5) million for fiscal year 1998 as compared with ($7.5) million for fiscal year

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

1997 and ($6.5) million for fiscal year 1996. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was $(2.0) million during fiscal year 1998, $0.4 million during fiscal year 1997, and ($19.8) million during fiscal year 1996. The net cash provided by (used in) operating activities that was due to changes in assets and liabilities was ($5.5) million during fiscal year 1998, ($7.9) million during fiscal year 1997, and $13.3 million during fiscal year 1996.

Net cash provided by (used in) investing activities for the Company was ($1.2) million for the interim period ended December 31, 1998, as compared with ($.5) million for 1997. Purchases of property, plant and equipment net of disposals, amounted to ($1.2) and ($.5) million for the interim period ended December 31, 1998 and 1997 respectively. Net cash provided by (used in) investing activities for the Company was ($2.5) million for fiscal year 1998, as compared with $8.6 million for fiscal year 1997 and ($33.1) million for fiscal year 1996. Purchases of property, plant and equipment, net of disposals, amounted to ($2.5) million during fiscal year 1998 as compared with ($4.3) million during fiscal year 1997 and ($23.1) million during fiscal year 1996. Purchases of short-term investments were ($12.9) million during fiscal year 1996 as compared to zero for fiscal year 1997 and 1998. The short-term investments in 1996 consisted of short-term discount notes which the Company held until maturity in 1997. Dividends received from BAESA amounted to zero in fiscal year 1998 as compared with zero in fiscal year 1997 and $2.8 million in fiscal year 1996.

Cash flows provided by (used in) financing activities for the Company were ($.4) million for the interim period ended December 31, 1998 as compared with ($1.6) for the same period in 1997. The financing activities for the Company during the 1998 and 1997 interim period was the net repayment of debt. Cash flows provided by (used in) financing activities for the Company were $15.2 million for fiscal year 1998 as compared with ($0.2) million for fiscal year 1997 and $12.3 million for fiscal year 1996. The significant financing activities in fiscal 1998 were the sale of common stock, net of equity issuance costs, of $23.1 million and repayment of ($7.9) million of short and long term debt. The significant financing activity for the Company in fiscal year 1997 was the net repayment of indebtedness of ($0.2) million. The significant financing activities for the Company in fiscal year 1996 were the payment of dividends of ($5.4) million and the issuance of notes payable of $47.9 million, and the repayment of debt of ($30.3) million. In the future, the payment of dividends will be dependent on the achievement of adequate levels of profitability in the Company's Puerto Rican operations, and, under certain conditions, the consent by Banco Popular. The Company does not expect to pay any dividends for the foreseeable future.

On April 8, 1997, the Company entered into a Second Restated Credit Agreement (the "Second Restated Credit Agreement") with Banco Popular. The effect of this new agreement was to restructure existing debt into two portions, a long-term loan of $25.0 million and short-term revolving credit facility of $5.0 million. Both portions bear interest at 2.5% over LIBOR.

Beginning on May 1, 1997, the Company became required to make monthly payments of principal in the amount of $83 thousand with respect to the new term loan for the first two years of the loan with annual escalating monthly payments thereafter until the end of the tenth year of the loan (April 1, 2007), when a $11.8 million balloon payment is due. The Company may prepay certain of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of total liabilities to tangible net worth (as defined in the Second Restated Credit Agreement) of not more than 1.50 to 1 for fiscal year 1998 and for each fiscal year thereafter during the term of the Second Restated Credit Agreement and (ii) a ratio of operating cash flow to total debt service (as defined in the Second Restated Credit Agreement) of 1.00 to 1 through June 30, 1998, 1.30 to 1 from September 30, 1998 through June 30, 1999, and 1.5 to 1 thereafter; a minimum tangible net worth of (as defined in the Second Restated Credit Agreement) of $39.5 million on September 30, 1998 and of $42 million, $44.5 million and $47.0 million respectively, by September 30, 1999, 2000, 2001 and thereafter. The Company is also required to maintain with Banco Popular a minimum cash balance of $10 million less certain prepayments of indebtedness under the term loan, and under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $0.25 million per year, insurance recoveries other than for

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

business interruption not promptly applied toward repair or replacement, and a portion of excess cash flow (as defined in the Second Restated Credit Agreement), must be applied toward early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement becomes immediately due and payable if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends without the consent of Banco Popular under the Second Restated Credit Agreement.

The Company believes that as of December 31, 1998 it is in full compliance with the terms of the Second Restated Credit Agreement.

Pursuant to the Second Restated Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Toa Baja Plant and the Rio Piedras Plant are located.

Capital expenditures, before the effect of dispositions, for the Company totaled $3.0 million in fiscal year 1998, $4.7 million in fiscal year 1997 and $24.4 million in fiscal year 1996. Capital expenditures, before the effect of dispositions, for the Company totaled $1.2 million in the interim period for 1998 and $0.5 million in the interim period for 1997. The Company's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. The Company estimates that its capital expenditures for the fiscal years ending December 31, 1999 and 2000 will be approximately $10.0 million and $5.0 million respectively.

DISCLOSURES ABOUT MARKET RISK

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

The table below summarizes the principal cash flows of the Company's financial instruments outstanding at December 31, 1998, categorized by type of instrument and by year of maturity.

                          1999    2000   2001   2002   2003  Thereafter Fair Value
                         ------- ------ ------ ------ ------ ---------- ----------
                                        (U.S. Dollars in thousands)
Cash and cash
 equivalents--
 Deposit and money
  market accounts        $10,418 $   -- $   -- $   -- $   --  $    --    $10,418
 Short-term investment
  (4.5% at December 31,
  1998)                    9,000     --     --     --     --       --      9,000
Long-term debt--
 Term loan, interest at
  2.5% over LIBOR or at
  prime (7.2% at
  December 31, 1998)     $ 1,007 $1,157 $1,225 $1,250 $1,437  $16,972    $23,048

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

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

The Company's production facility uses equipment that operates using computer control systems based upon programmed logic controllers. The Company plans to complete a Year 2000 compliance evaluation of these systems by March 31, 1999. The Company also uses computer systems to forecast demand, order raw materials, monitor inventory levels, ship product and record shipments. The software that runs these processes is a combination of commercially available software and internally developed applications. The Company's initial assessment indicates that these applications are Year 2000 compliant, and the Company, through DBG, plans to complete the testing of these applications by June 30, 1999. The Company relies on a supply chain to produce and distribute its products from manufacturing facilities to distribution warehouses and finally to customers. The Company's distribution centers use a common supply chain management application that is Year 2000 compliant.

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

The Company's most likely potential risk with regard to Year 2000 issues is the temporary inability of suppliers to provide supplies of raw materials to the Company. The inability of the Company's suppliers to be Year 2000 ready could result in delays in product manufacturing delivery, thereby adversely affecting the business or operations of the Company. The Company believes, however, that in a worst case scenario any disruption in supply materials can be minimized by relying on inventories or shifting production to unaffected plants with some increase in distribution costs.

The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors and suppliers are not timely completed. The Company plans to address contingency planning during calendar 1999. Such plans will include building inventories of raw materials and finished goods in advance of January 1, 2000 to protect against supply and production disruptions. To the extent that the Company's vendors and suppliers are unable to provide sufficient evidence of Year 2000 readiness by September 30, 1999, the Company will seek to arrange for their replacement. Additionally, the Company is developing manual processes to replace electronic applications in the event of their failure.

INFLATION

There was no significant impact on the Company's operations as a result of inflation during the three months ended December 31, 1998 or the fiscal years ended September 30, 1998, 1997 or 1996.

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

Effective October 1, 1998 the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which required, among other items, additional disclosures on changes in the Company's pension benefit obligations and fair values of plan assets. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in fiscal year 1998 which require the presentation of a basic

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

and diluted earnings per share for all periods presented. Accordingly, the Company's net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share--assuming dilution did not include the Company's potentially dilutive securities because to do so would have been antidilutive. The Company also adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in fiscal year 1998. This statement established standards for the reporting and display of comprehensive income and its components.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information is submitted pursuant to the requirements of Item 8.

                                                                            Page
Report of Independent Public Accountants, dated March 11, 1999............    23
Independent Auditors' Report, dated December 5, 1997......................    24
Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998
 and 1997.................................................................    25
Consolidated Statements of Income (Loss) for the Three Months Ended
 December 31, 1998 and the Years Ended September 30, 1998, 1997 and 1996..    27
Consolidated Statements of Shareholders' Equity for the Three Months Ended
 December 31, 1998 and the Years Ended September 30, 1998, 1997 and 1996..    28
Consolidated Statements of Cash Flows for the Three Months Ended December
 31, 1998 and the Years Ended September 30, 1998, 1997 and 1996...........    29
Notes to Consolidated Financial Statements................................    30
Schedule II--Valuation and Qualifying Accounts............................    62

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                    Report Of Independent Public Accountants

To the Board of Directors of Pepsi-Cola Puerto Rico Bottling Company and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of December 31, 1998 and September 30, 1998, and the related consolidated statements of income (loss), shareholders' equity and cash flows for the three months ended December 31, 1998 and the year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of December 31, 1998 and September 30, 1998, and the results of their operations and their cash flows for the three months ended December 31, 1998 and the year ended September 30, 1998 in conformity with generally accepted accounting principles.

                                    /s/ ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 11, 1999.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                          Independent Auditors' Report

The Board of Directors Pepsi-Cola Puerto Rico Bottling Company and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of September 30, 1997, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                    /s/ KPMG LLP

San Juan, Puerto Rico,
December 5, 1997.

Stamp No. 1527549 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          (U. S. Dollars in thousands)

                                     ASSETS

                                                                  September 30
                                                    December 31, ---------------
                                                        1998      1998    1997
                                                    ------------ ------- -------
CURRENT ASSETS:
 Cash and cash equivalents                            $19,418    $24,720 $19,621
 Accounts receivable:
    Trade, less allowance for doubtful accounts of
     $637, $1,265 and $1,389                           13,043     11,722  11,681
    Due from PepsiCo, Inc. and affiliated companies     2,008      1,408     943
    Other                                               2,248      2,623   4,273
 Inventories                                            2,505      2,480   2,802
 Bottles, cases and shells                              1,409      1,357   1,559
 Deferred income taxes                                     49        224      97
 Prepaid expenses and other current assets              4,422      4,743   2,073
                                                      -------    ------- -------
      Total current assets                             45,102     49,277  43,049
DEFERRED INCOME TAXES                                   1,221      1,607   1,619
LONG-LIVED ASSETS FOR SALE, principally land and
 building                                               2,615      2,615   3,752
PROPERTY, PLANT AND EQUIPMENT, net                     42,462     42,374  45,788
INTANGIBLE ASSETS, net of accumulated amortization      1,259      1,544   1,644
OTHER ASSETS                                              192         15      58
                                                      -------    ------- -------
      Total assets                                    $92,851    $97,432 $95,910
                                                      =======    ======= =======

   The accompanying notes are an integral part of these financial statements.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (U. S. Dollars in thousands, except per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              September 30
                                                December 31, ----------------
                                                    1998      1998     1997
                                                ------------ -------  -------
CURRENT LIABILITIES:
 Current installments of long-term debt           $ 1,007    $ 1,007  $ 1,007
 Current installments of capital lease
  obligations                                          41        176      908
 Notes payable to bank                                --         --     5,430
 Accounts payable:
   Trade                                            3,842      8,115   13,587
   Affiliates                                         --         --        32
 Income taxes payable                                 237        150      199
 Accrued expenses                                   9,218      7,466    4,993
                                                  -------    -------  -------
    Total current liabilities                      14,345     16,914   26,156
LONG-TERM DEBT, excluding current installments     22,073     22,355   23,636
CAPITAL LEASE OBLIGATIONS, excluding current
 installments                                           7          8      513
ACCRUED PENSION COST                                1,805      3,110    2,213
                                                  -------    -------  -------
                                                   38,230     42,387   52,518
                                                  -------    -------  -------
COMMITMENTS AND CONTINGENCIES (Note 18)
SHAREHOLDERS' EQUITY:
 Class A common shares, $0.01 par value;
  authorized, issued and outstanding 5,000,000
  shares                                               50         50       50
 Class B common shares, $0.01 par value;
  authorized 35,000,000 shares; issued and
  outstanding 16,690,000, 16,690,000 and
  16,500,000 shares                                   167        167      165
 Additional paid-in capital                       127,516    127,009  103,910
 Accumulated deficit                              (70,765)   (69,345) (59,735)
 Deferred compensation                               (457)       --       --
 Accumulated other comprehensive income (loss)     (1,890)    (2,836)    (998)
                                                  -------    -------  -------
    Total shareholders' equity                     54,621     55,045   43,392
                                                  -------    -------  -------
    Total liabilities and shareholders' equity    $92,851    $97,432  $95,910
                                                  =======    =======  =======

   The accompanying notes are an integral part of these financial statements.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (U.S. Dollars in thousands, except per share data)

                                     Three
                                  Months Ended Fiscal Years Ended September 30
                                  December 31, ----------------------------------
                                      1998        1998        1997        1996
                                  ------------ ----------  ----------  ----------
Net sales                           $28,328    $   99,405  $   99,172  $  102,891
Cost of sales                        20,327        70,503      68,237      74,956
                                    -------    ----------  ----------  ----------
 Gross profit                         8,001        28,902      30,935      27,935
Selling and marketing expenses        6,868        30,072      30,224      42,456
Administrative expenses               1,843         6,047       8,424       9,606
Restructuring charges                    --         1,728         535       2,700
Provision for legal and
 environmental reserves                  --           760          --          --
Losses on asset impairments             250           800          --          --
Insurance proceeds from business
 interruption and other losses         (346)       (1,309)         --          --
Litigation settlement expenses           --            --      13,172          --
                                    -------    ----------  ----------  ----------
 Loss from operations                  (614)       (9,196)    (21,420)    (26,827)
                                    -------    ----------  ----------  ----------
Other income (expense):
 Gain on early termination of
  supply agreement                       --            --          --       2,111
 Interest expense                      (475)       (2,437)     (2,644)     (1,523)
 Interest income                        270           839       1,218       2,418
 Other, net                              (7)          206           1        (256)
                                    -------    ----------  ----------  ----------
    Total other income (expense)       (212)       (1,392)     (1,425)      2,750
                                    -------    ----------  ----------  ----------
Loss before income tax benefit
 and equity in net loss of BAESA       (826)      (10,588)    (22,845)    (24,077)
Income tax benefit (expense)           (594)          978       3,342       1,205
                                    -------    ----------  ----------  ----------
Loss before equity in net loss
 of BAESA                            (1,420)       (9,610)    (19,503)    (22,872)
Equity in net loss of BAESA, net
 of income tax benefit of
 $20,062 in 1996                         --            --          --     (51,458)
                                    -------    ----------  ----------  ----------
Net loss                            $(1,420)   $   (9,610) $  (19,503) $  (74,330)
                                    =======    ==========  ==========  ==========
Net loss per common share           $ (0.07)   $    (0.45) $    (0.91) $    (3.46)
                                    =======    ==========  ==========  ==========
Net loss per common share--
 assuming dilution                  $ (0.07)   $    (0.45) $    (0.91) $    (3.46)
                                    =======    ==========  ==========  ==========
Weighted average number of
 common shares outstanding (in
 thousands)                          21,690        21,516      21,500      21,500
                                    =======    ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND THE YEARS ENDED SEPTEMBER 30,
                              1998, 1997 AND 1996
                          (U.S. Dollars in thousands)

                                               Retained
                  Class A Class B Additional   Earnings                          Accumulated Other     Total
                  Common  Common   Paid-in   (Accumulated Treasury    Deferred     Comprehensive   Shareholders' Comprehensive
                  Shares  Shares   Capital     Deficit)    Stock    Compensation   Income (Loss)      Equity     Income (Loss)
                  ------- ------- ---------- ------------ --------  ------------ ----------------- ------------- -------------
BALANCE,
 September 30,
 1995               $50    $165    $ 90,738    $ 39,472   $    --      $  --          $(1,776)       $128,649
Cash dividends
 on common
 shares declared
 in December
 1995 (per share
 $0.24)              --      --          --      (5,374)       --         --               --          (5,374)
Minimum pension
 liability
 adjustment          --      --          --          --        --         --              180             180      $    180
Foreign currency
 translation
 adjustment          --      --          --          --        --         --              232             232           232
Net loss             --      --          --     (74,330)       --         --               --         (74,330)      (74,330)
                    ---    ----    --------    --------   -------      -----          -------        --------      --------
BALANCE,
 September 30,
 1996                50     165      90,738     (40,232)       --         --           (1,364)         49,357      $(73,918)
                                                                                                                   ========
Contribution of
 2,500,000 Class
 B common shares
 by founding
 shareholders        --      --      13,172          --   (13,172)        --               --              --
Tendering of
 2,500,000 Class
 B common shares
 in partial
 settlement of
 litigation          --      --          --          --    13,172         --               --          13,172
Minimum pension
 liability
 adjustment          --      --          --          --        --         --              366             366      $    366
Net loss             --      --          --     (19,503)       --         --               --         (19,503)      (19,503)
                    ---    ----    --------    --------   -------      -----          -------        --------      --------
BALANCE,
 September 30,
 1997                50     165     103,910     (59,735)       --         --             (998)         43,392      $(19,137)
                                                                                                                   ========
Sale of 190,000
 Class B common
 shares              --       2         948          --        --         --               --             950
Sale of
 5,000,000 Class
 A common
 shares, net of
 equity issuance
 costs of $1,599     --      --      22,151          --        --         --               --          22,151
Minimum pension
 liability
 adjustment          --      --          --          --        --         --           (1,838)         (1,838)     $ (1,838)
Net loss             --      --          --      (9,610)       --         --               --          (9,610)       (9,610)
                    ---    ----    --------    --------   -------      -----          -------        --------      --------
BALANCE,
 September 30,
 1998                50     167     127,009     (69,345)       --         --           (2,836)         55,045      $(11,448)
                                                                                                                   ========
Deferred
 compensation on
 stock options       --      --         507          --        --       (457)              --              50
Minimum pension
 liability
 adjustment          --      --          --          --        --         --              946             946      $    946
Net loss             --      --          --      (1,420)       --         --               --          (1,420)       (1,420)
                    ---    ----    --------    --------   -------      -----          -------        --------      --------
BALANCE,
 December 31,
 1998               $50    $167    $127,516    $(70,765)  $    --      $(457)         $(1,890)       $ 54,621      $   (474)
                    ===    ====    ========    ========   =======      =====          =======        ========      ========

   The accompanying notes are an integral part of these financial statements.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. Dollars in thousands)

                                  Three
                               Months Ended Fiscal Years Ended September 30
                               December 31, ----------------------------------
                                   1998        1998        1997        1996
                               ------------ ----------  ----------  ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                        $(1,420)   $   (9,610) $  (19,503) $  (74,330)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities-
 Gain on early termination of
  supply agreement                    --            --          --      (2,111)
 Litigation settlement
  expenses                            --            --      13,172          --
 (Gain) loss on disposition
  of property, plant and
  equipment                           11            80         238        (675)
 Losses on asset impairments         250           800          --       1,134
 Restructuring charges                --         1,728          --          --
 Provision for legal and
  environmental reserves              --           760          --          --
 Insurance proceeds from
  business interruption
  losses                            (346)       (1,309)         --          --
 Intangible asset write-off           --            --          --         624
 Depreciation and
  amortization                     1,127         5,312       5,971       5,589
 Deferred compensation
  expense                             50            --          --          --
 Deferred income taxes               561           190         547      (1,462)
 Equity in net loss of BAESA          --            --          --      51,458
 Changes in assets and
  liabilities--
  Accounts receivable             (1,200)        2,453      (2,335)      4,778
  Inventories                        (25)          322       1,627         113
  Bottles, cases and shells          (52)          202        (114)        184
  Prepaid expenses and other
   current assets                    321        (2,670)       (216)        659
  Intangible assets                   --          (109)       (272)         --
  Accounts payable                (4,273)       (5,399)     (3,050)      5,063
  Other liabilities and
   accrued expenses                1,393           (84)     (3,669)      2,195
  Income taxes payable                87           (49)         84          (8)
  Other, net                        (177)         (154)         16         247
                                 -------    ----------  ----------  ----------
   Net cash used in operating
    activities                    (3,693)       (7,537)     (7,504)     (6,542)
                                 -------    ----------  ----------  ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Proceeds from sale of
  property, plant and
  equipment                           12           480         406       1,347
 Redemption of (investment
  in) short-term investments          --            --      12,904     (12,904)
 Capital expenditures             (1,203)       (2,997)     (4,663)    (24,421)
 Dividends received from
  affiliate                           --            --          --       2,839
                                 -------    ----------  ----------  ----------
   Net cash provided by (used
    in) investing activities      (1,191)       (2,517)      8,647     (33,139)
                                 -------    ----------  ----------  ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Sales of common stock, net
  of equity issuance costs            --        23,101          --          --
 Proceeds from short-term
  borrowings                          --        72,784         712      47,900
 Repayment of short-term
  borrowings                          --       (78,214)         --     (27,500)
 Principal payments on long-
  term debt                         (282)       (1,281)     (1,722)     (1,552)
 Proceeds from capital leases         --            --       1,793          --
 Repayment of capital lease
  obligations                       (136)       (1,237)       (985)     (1,204)
 Dividends paid                       --            --          --      (5,374)
                                 -------    ----------  ----------  ----------
   Net cash provided by (used
    in) financing activities        (418)       15,153        (202)     12,270
                                 -------    ----------  ----------  ----------
CHANGE IN CASH AND CASH
 EQUIVALENTS                      (5,302)        5,099         941     (27,411)
CASH AND CASH EQUIVALENTS,
 beginning of period              24,720        19,621      18,680      46,091
                                 -------    ----------  ----------  ----------
CASH AND CASH EQUIVALENTS,
 end of period                   $19,418    $   24,720  $   19,621  $   18,680
                                 =======    ==========  ==========  ==========
SUPPLEMENTAL CASH FLOW
 INFORMATION:
 Cash paid for-
 Interest                        $   481    $    2,437  $    2,560  $    2,416
 Income taxes                         --           321         258         186
 Noncash transactions --
  Capital leases reclassified
   as operating leases                --            --         599          --
  Proceeds from sale of
   asset, net of underlying
   debt                               --            --         287          --
  Deferred compensation on
   stock options                     507            --          --          --

   The accompanying notes are an integral part of these financial statements.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 31, 1998 AND SEPTEMBER 30, 1998, 1997 AND 1996

               (U.S. Dollars in thousands, except per share data)

1. ORGANIZATION AND NATURE OF OPERATIONS:

Pepsi-Cola Puerto Rico Bottling Company ("PCPRB") and its manufacturing and distribution subsidiaries bottle, sell and distribute beverages sold primarily under the Pepsi-Cola trademark in the Commonwealth of Puerto Rico. The Company's division of Cristalia Premium Water ("Cristalia") is engaged in extracting, processing, bottling and distributing bottled water in Puerto Rico. Beverage Plastics Company ("BEV"), a wholly owned subsidiary, manufactures plastic preforms and plastic bottles in Puerto Rico, primarily for use by the Company. All of the companies operate under exclusive bottling appointments and franchise agreements with the franchiser, which include operating and marketing commitments, term limitations and extensions, and conditions for termination. The Pepsi-Cola exclusive bottling appointments have ten-year terms expiring on July 17, 2008. Each of the exclusive bottling appointments will automatically be extended for additional five-year terms unless either party gives one year's written notice.

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Earnings Per Share

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Accordingly, the Company's net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share--assuming dilution does not include the Company's potentially dilutive securities (refer to Note 17) because to do so would be antidilutive.

Stock-Based Compensation

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

Concentration of Credit Risk

Trade receivables subject the Company to concentrations of credit risk as substantially all of the Company's customers are located in Puerto Rico and two customers accounted for approximately 14%, 16%, 20% and 22% of the Company's net sales during the three month period ended December 31, 1998 and the fiscal years 1998, 1997 and 1996, respectively. However, the Company's customer base is comprised of a large number of entities and the Company performs background checks and other reviews before extending credit to potential customers. In addition, the Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management believes there are no significant concentrations of credit risk with any individual party or groups of parties.

Fair Values of Financial Instruments

The estimated fair value of the company's financial instruments approximate their carrying values.

Reclassifications

Certain fiscal year 1998, 1997 and 1996 balances have been reclassified to conform to the December 31, 1998 presentation.

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Effective October 1, 1998 the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which required, among other items, additional disclosures on changes in the Company's pension benefit obligations and fair values of plan assets (refer to Note 16).

4. RESTRUCTURING CHARGE:

During the fourth quarter of fiscal year 1998, a restructuring charge of $1,728 was established under a plan to improve the Company's performance. The charge included approximately $679 of severance and related charges for the elimination

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

4. RESTRUCTURING CHARGE (Continued):

of 17 administrative personnel, $224 of accruals for future payments to exit activities, including canceling lease agreements, and $825 of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. Management anticipates the restructuring plan will provide annual savings of approximately $1,300 to $1,400 beginning in 1999. Severance payments in the three month period ended December 31, 1998 and in fiscal year 1998 totaled approximately $409 and $47, respectively, while payments relating to other exit activities approximated $116 and $108, respectively.

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

During fiscal year 1996, the Company consolidated its manufacturing activities into a new manufacturing facility. Based upon a 1996 appraisal of the former facility, the Company recorded a noncash charge of $1,400; $800 for the impairment of the manufacturing plant no longer in operation and being held for sale, and $600 for certain manufacturing equipment and furniture no longer in use. During fiscal year 1998, the Company recorded a noncash charge of $800 for the additional impairment of the idle manufacturing plant held for sale. This charge represented management's best estimate of an anticipated loss from the disposition of the plant in a current transaction between willing parties. The resulting carrying value of the manufacturing plant is consistent with a 1998 appraisal on the facility obtained during the three months ended December 31, 1998.

The Company has agreed to sell substantially all net assets relating to the bottling, sale and distribution of potable water under the "Cristalia" tradename to Cristalia Acquisition Corp., a corporation whose president is a former officer of the Company. The sales price is based upon the net book value of the net assets of the business as of December 31, 1998, and resulted in a charge of $250 for the impairment of the net assets. The noncash charge was recorded in the three month period ended December 31, 1998 as a writedown of Cristalia's long-lived assets and is reflected as an asset impairment loss in the accompanying consolidated statement of income (loss).

6. INSURANCE PROCEEDS FROM BUSINESS INTERRUPTION LOSSES:

For the period from September 22, 1998 through October 21, 1998, the Company incurred business interruption losses resulting from Hurricane Georges. In the opinion of management and pursuant to a preliminary review by the insurer, collection of a claim filed under the Company's business interruption insurance policy is probable. As a result, included in the accompanying consolidated statements of income (loss) are anticipated recoveries of $346 for the three month period ended December 31, 1998 and $1,309 for fiscal year 1998 attributable to business interruption and other losses.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


7. INVENTORIES:

  Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following:

                                               September 30
                                  December 31, -------------
                                      1998      1998   1997
                                  ------------ ------ ------
        Raw materials                $1,074    $1,438 $1,070
        Finished goods                1,431       877  1,254
        Spare parts and supplies        --        117    121
        Work-in process                 --         48    357
                                     ------    ------ ------
                                     $2,505    $2,480 $2,802
                                     ======    ====== ======

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Property and equipment renewals and betterments are capitalized, while maintenance and repair expenditures are charged to operations currently. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of purchased assets, or the shorter of the lease terms or the estimated useful lives of assets acquired under capital lease arrangements. Those lives are as follows:

                                           Years
                                           ------
        Building and improvements              40
        Machinery, equipment and vehicles  10--15
        Furniture and fixtures              5--10

Property, plant and equipment included the following:

                                                          September 30
                                           December 31, ------------------
                                               1998       1998      1997
                                           ------------ --------  --------
        Land and improvements                $  6,893   $  6,893  $  7,057
        Building and improvements              14,779     14,790    14,682
        Machinery, equipment and vehicles      47,881     48,040    46,780
        Furniture and fixtures                  1,809      1,809     1,580
        Construction in process                 1,250        134        86
                                             --------   --------  --------
                                               72,612     71,666    70,185
        Less--Accumulated depreciation        (30,150)   (29,292)  (24,397)
                                             --------   --------  --------
                                             $ 42,462   $ 42,374  $ 45,788
                                             ========   ========  ========

PEPSI-COLA PUERTO RICO BOTTLING COMPANY 1998 ANNUAL REPORT
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

9. INTANGIBLE ASSETS:

Goodwill, the cost in excess of the assigned value of businesses acquired, is being amortized using the straight-line method over its economic life not to exceed 40 years. Other intangibles are amortized using the straight-line method over their estimated useful lives. Intangible assets consisted of the following:

                                                           September 30
                                              December 31, --------------
                                                  1998      1998    1997
                                              ------------ ------  ------
        Goodwill                                 $1,277    $1,277  $1,277
        Trademark (14 years)                        300       300     300
        Water distribution rights (20 years)        165       165     165
        Deferred costs and other                    587       587     478
                                                 ------    ------  ------
                                                  2,329     2,329   2,220
        Less--Accumulated amortization           (1,070)     (785)   (576)
                                                 ------    ------  ------
                                                 $1,259    $1,544  $1,644
                                                 ======    ======  ======

The Company periodically evaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate. The Company recorded a noncash charge of approximately $600 in fiscal year 1996 in order to write off intangible assets.

10. ACCRUED EXPENSES:

Accrued expenses consisted of the following:

                                                           September 30
                                              December 31, -------------
                                                  1998      1998   1997
                                              ------------ ------ ------
        Accrued payroll and related benefits     $1,449    $1,854 $2,176
        Accrued taxes other than income             529       364    374
        Marketing and advertising accruals        1,946     1,313    825
        Accrued restructuring charges               223       748    163
        Legal and environmental reserves            660       760    --
        Customer deposits                           562       484    436
        Accrued trade payables                    3,257     1,884    891
        Other accrued expenses                      592        59    128
                                                 ------    ------ ------
                                                 $9,218    $7,466 $4,993
                                                 ======    ====== ======

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

11. INVESTMENT IN BAESA (Continued):

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

12. NOTES PAYABLE TO BANK AND LONG TERM DEBT:

The Company maintains a credit agreement with Banco Popular which provides for a term loan of $25,000, payable with 120 principal payments and a balloon payment at maturity on April 1, 2007 of $11,800. The term loan is collateralized with a priority lien on substantially all of the Company's real estate, machinery and equipment, receivables and inventory. The Company is also required to maintain a specified cash balance with the bank ($5,000 at December 31, 1998 and September 30, 1998, and $2,500 at September 30, 1997) which is restricted from use by the Company.

The credit agreement also includes a $5,000 revolving credit facility, with borrowings limited to the sum of stipulated percentages of the Company's eligible receivables and inventory. There were no borrowings outstanding under the revolving credit facility as of December 31, 1998 or September 30, 1998, while it was fully drawn at September 30, 1997.

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

Long-term debt consisted of the following:

                                                  September 30
                                    December 31, ----------------
                                        1998      1998     1997
                                    ------------ -------  -------
        Term loan                     $23,048    $23,330  $24,583
        Other                              32         32       60
                                      -------    -------  -------
                                       23,080     23,362   24,643
        Less--current installments     (1,007)    (1,007)  (1,007)
                                      -------    -------  -------
                                      $22,073    $22,355  $23,636
                                      =======    =======  =======

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

12. NOTES PAYABLE TO BANK AND LONG TERM DEBT (Continued):

Scheduled maturities of long-term debt for the four years subsequent to 1999 are as follows:

         Year                                                            Amount
         ----                                                            -------
         2000..........................................................  $ 1,157
         2001..........................................................    1,225
         2002..........................................................    1,250
         2003..........................................................    1,437
         Thereafter....................................................   17,004
                                                                         -------
                                                                         $22,073
                                                                         =======

13. INCOME TAXES:

PCPRB and its subsidiaries are Delaware corporations subject to U.S. federal income taxes; however, PCPRB's subsidiaries are eligible for and have elected the benefit of Section 936 of the U.S. Internal Revenue Code. Section 936 presently allows a tax credit equal to a portion of the amount of U.S. income taxes attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico, subject to certain limitations. PCPRB's subsidiaries have elected to claim the credit under the Economic Activity Limitation method. The 1996 Small Business Act (the "Act") repealed the Section 936 credit prospectively. However, the Act grandfathered in "existing credit claimants" during a ten-year transition period. The credit under the Economic Activity Limitation for Puerto Rico will be calculated under the rules existing prior to the adoption of the Act for taxable years beginning after 1995 and before 2002. For taxable years beginning after December 31, 2001, a cap is placed upon the Puerto Rican source business income eligible for the credit. For tax years beginning after January 1, 2006, the economic activity credit is repealed in its entirety.

In order to utilize income tax credits available under Section 936, each subsidiary is required to derive at least 80% of its gross income from sources within Puerto Rico, and at least 75% of gross income must be from an active trade or business in Puerto Rico. PCPRB's subsidiaries were in compliance with these gross income requirements for the three months ended December 31, 1998 and the fiscal years ended September 30, 1998, 1997 and 1996.

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13. INCOME TAXES (Continued):

The combined income tax expense (benefit) of PCPRB and its subsidiaries attributable to income (loss) from continuing operations consisted of the following:

                                  Three
                               Months Ended Fiscal Years Ended September 30
                               December 31, ----------------------------------
                                   1998        1998        1997        1996
                               ------------ ----------  ----------  ----------
     Current:
      U.S.                         $ --     $   (1,251) $   (4,231) $     (150)
      Puerto Rico                    33             83         342         185
                                   ----     ----------  ----------  ----------
         Total current income
          tax expense
          (benefit)                  33         (1,168)     (3,889)         35
                                   ----     ----------  ----------  ----------
     Deferred:
      U.S.                           99            223          --        (326)
      Puerto Rico                   462            (33)        547        (914)
                                   ----     ----------  ----------  ----------
         Total deferred
          income tax expense
          (benefit)                 561            190         547      (1,240)
                                   ----     ----------  ----------  ----------
         Total income tax
          expense (benefit)        $594     $     (978) $   (3,342) $   (1,205)
                                   ====     ==========  ==========  ==========

Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. statutory federal tax rate (34% for the three months ended December 31, 1998; 35% for fiscal years 1998, 1997 and 1996) as a result of the following:

                                Three
                             Months Ended Fiscal Years Ended September 30
                             December 31, ----------------------------------
                                 1998        1998        1997        1996
                             ------------ ----------  ----------  ----------
     Computed statutory
      federal tax expense
      (benefit)                 $(281)    $   (3,706) $   (7,984) $   (8,209)
     Change in the
      beginning-of-the-year
      balance of the
      valuation allowance
      for deferred tax
      assets                     (673)        11,234      13,829      17,734
     Calculated NOL value
      of aforementioned
      loss, as adjusted,
      for Puerto Rico
      income taxes                 --             --      (6,437)         --
     Puerto Rico income
      taxes                     1,503         (6,094)        342      (9,668)
     Puerto Rico economic
      activity credit            (790)        (1,304)     (2,050)     (1,484)
     Income tax credit
      related to prior
      year's losses                --             --        (745)         --
     Carryback of U.S.
      federal net operating
      losses, previously
      reserved                    196         (1,251)         --          --
     Tax rate changes             585             --          --          --
     Meals and
      entertainment
      disallowance                 51            227          --          --
     Other, net                     3            (84)       (297)        422
                                -----     ----------  ----------  ----------
       Total income tax
        expense (benefit)       $ 594     $     (978) $   (3,342) $   (1,205)
                                =====     ==========  ==========  ==========

Current and deferred income tax benefit of $20,062 in fiscal year 1996 was also provided in connection with the equity in net loss of BAESA.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13. INCOME TAXES (Continued):

The significant components of deferred income tax expense (benefit) attributable to income (loss) from continuing operations are as follows:

                                  Three
                               Months Ended Fiscal Years Ended September 30
                               December 31, ----------------------------------
                                   1998        1998        1997        1996
                               ------------ ----------  ----------  ----------
     Deferred income tax
      expense (benefit)           $1,234    $  (11,044) $  (13,282) $  (18,974)
     Increase (decrease) in
      beginning of the year
      balance of the
      valuation allowance for
      deferred tax assets           (673)       11,234      13,829      17,734
                                  ------    ----------  ----------  ----------
       Total deferred income
        tax expense (benefit)     $  561    $      190  $      547  $   (1,240)
                                  ======    ==========  ==========  ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            September 30
                                             December 31, ------------------
                                                 1998       1998      1997
                                             ------------ --------  --------
     Property, plant and equipment,
      principally due to differences in
      depreciable lives                        $  2,201   $  1,204  $    496
     U. S. federal net operating loss
      carryforwards                              18,412     17,656    13,200
     Puerto Rico net operating loss and tax
      credit carryforwards                       29,897     31,178    26,986
     Accrued expenses                             1,733      2,373       387
     Past service cost for pension plan            (107)      (110)      426
     Inventories, principally due to
      additional costs inventoried for tax
      purposes                                       52         73        90
     Accounts receivable                            593      1,296     1,005
     Other, net                                      73        418       149
                                               --------   --------  --------
      Total deferred tax assets                  52,854     54,088    42,739
      Less--Valuation allowance                 (51,584)   (52,257)  (41,023)
                                               --------   --------  --------
      Net deferred tax asset                   $  1,270   $  1,831  $  1,716
                                               ========   ========  ========

The subsequent recognition of tax benefits related to the valuation allowance for deferred tax assets as of December 31, 1998 and September 30, 1998 and 1997 will be allocated to income from continuing operations.

At December 31, 1998, the Company had U.S. federal net operating loss carryforwards approximating $54,200 which expire through 2019, and Puerto Rico tax net operating loss carryforwards approximating $76,300 which expire through 2006. As a result of the change in control transaction in fiscal year 1998 (refer to Note 15), the Company's utilization of its U.S. federal net operating loss carryforwards is limited annually. Realization of all of these future income tax benefits is dependent on the existence of future taxable income. Valuation allowances covering substantially all of the Company's net operating loss carryforwards have been provided as the Company does not believe it is "more likely than not" that the future income tax benefits will be realized.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


14. RELATED PARTY TRANSACTIONS:

In fiscal year 1998, the Company entered into a management agreement with the controlling partner in P-PR Transfer, LLP (refer to Note 15). For services performed pursuant to the management agreement, the Company pays that company a management fee. Management fees of approximately $63 and $50 were incurred in the three-month period ended December 31, 1998 and in fiscal year 1998, respectively.

Also in fiscal year 1998, the Company entered into an accounting services agreement with a separate entity in which the same controlling partner in P-PR Transfer, LLP maintains a controlling interest. For services performed pursuant to the accounting services agreement, the Company pays this affiliate an accounting services fee. Accounting services fees of approximately $94 and $76 were incurred with this affiliate in the three-month period ended December 31, 1998 and in fiscal year 1998, respectively. During the three months ended December 31, 1998, the Company purchased approximately $5,411 of beverage product from this affiliate at cost, and as of December 31, 1998, had a liability to this affiliate of approximately $255.

During the three months ended December 31, 1998 and in fiscal years 1998, 1997 and 1996 the Company paid approximately $175, $744, $3,671 and $2,105, respectively, in advertising fees to a firm controlled by a former shareholder of the Company.

During the three months ended December 31, 1998 and in fiscal years 1998, 1997 and 1996 the Company paid approximately $16, $241, $411 and $57, respectively, in legal fees to a firm with a partner who is a relative of the Company's former president.

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

15. SHAREHOLDERS' EQUITY:

Pursuant to the terms of a ten-year voting trust agreement and related stock option agreement executed on September 28, 1996, the 5,000,000 authorized and outstanding Class A shares were placed into a voting trust. The then trustee of the trust was the president of the Company, who held an unrestricted right to vote such shares and had the right to purchase such shares, for the benefit of the Company, through September 28, 1998 at $1 per share. In a transfer agreement (the "Agreement") effective July 17, 1998, the president assigned to P-PR Transfer, LLP (the "Partnership") the stock option agreement for the purchase of the Class A shares. The Partnership paid the Company $23,750 under the Agreement and simultaneously purchased the 5,000,000 Class A shares for $1 per share. Payments by the Partnership to the Company pursuant to the Agreement are recorded as additional shareholders' equity, net of approximately $1,599 in equity issuance costs.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

15. SHAREHOLDERS' EQUITY (Continued):

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

The Class A shares have a six-to-one voting preference over the Class B shares.

16. PENSION PLANS:

The Company maintains separate non-contributory salaried and hourly defined benefit pension plans covering eligible salaried and hourly employees of the Company. Benefits under the salaried plan are based upon years of service and average earnings during the last five years of employment, while benefits under the hourly plan represent a fixed amount times years of credited service. The Company makes annual contributions to the plans as required by applicable regulations. Contributions provide benefits for service rendered to date and for services expected to be performed in the future. The plans are insured by the Pension Benefit Guaranty Corporation. On April 16, 1997, the Company suspended future participation in the plans for an indeterminable period. As a result, the projected benefit obligation is equal to the accumulated benefit obligation for each plan. At present management does not intend to terminate the plans.

The Company recognizes a minimum pension liability, computed as the excess of the accumulated benefit obligation over the fair value of plan assets, with an adjustment to shareholders' equity.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

16. PENSION PLANS (Continued):

The following table presents the changes in benefit obligation and plan assets for the three months ended December 31, 1998 and the fiscal years 1998 and 1997, and the plans' funded status and amounts recognized in the consolidated balance sheets as of December 31, 1998 and September 30, 1998 and 1997.

                                                Three     Fiscal Years Ended
                                             Months Ended    September 30
                                             December 31, --------------------
                                                 1998       1998       1997
                                             ------------ ---------  ---------
Changes in benefit obligation:
 Benefit obligation, beginning of period       $ 7,650    $   7,195  $   7,711
 Service cost                                       --           --        108
 Interest cost                                     131          491        557
 Actuarial (gain) loss                              --          791       (271)
 Benefits paid                                    (119)        (827)      (910)
                                               -------    ---------  ---------
 Benefit obligation, end of period             $ 7,662    $   7,650  $   7,195
                                               =======    =========  =========
Change in plan assets:
 Fair value of plan assets, beginning of
  period                                       $ 4,498    $   4,903  $   4,579
 Actual return on plan assets                    1,024         (599)       724
 Employer contribution                             404        1,021        510
 Benefits paid                                    (119)        (827)      (910)
                                               -------    ---------  ---------
 Fair value of plan assets, end of period      $ 5,807    $   4,498  $   4,903
                                               =======    =========  =========
 Funded status                                 $(1,855)   $  (3,152) $  (2,292)
 Unrecognized actuarial loss                     1,890        2,836        998
 Unrecognized prior service cost                    --           --         --
                                               -------    ---------  ---------
 Prepaid (accrued) benefit cost recognized     $    35    $    (316) $  (1,294)
                                               =======    =========  =========
Amounts recognized in the consolidated
 balance sheets consist of:
 Accrued pension cost, including a $50, $42
  and $79 current portion                      $(1,855)   $  (3,152) $  (2,292)
 Minimum pension liability adjustment
  included in accumulated other
  comprehensive income                           1,890        2,836        998
                                               -------    ---------  ---------
 Net amount recognized                         $    35    $    (316) $  (1,294)
                                               =======    =========  =========

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

16. PENSION PLANS (Continued):

Net periodic pension cost for the Company's pension plans comprised the following:

                                       Three      Fiscal Years Ended
                                    Months Ended     September 30
                                    December 31, --------------------
                                        1998      1998   1997   1996
                                    ------------ ------ ------ ------
Changes in benefit obligation:
Service cost                           $  --     $   -- $  108 $  160
Interest cost                            131        491    557    518
Expected return on plan assets          (104)     (478)  (425)  (329)
Amortization of prior service cost        --         --     11     25
Amortization of actuarial loss            23         24    165    213
                                       -----     ------ ------ ------
Net periodic pension cost              $  50     $   37 $  416 $  587
                                       =====     ====== ====== ======

Key assumptions used in preparing the December 31, 1998 and September 30, 1998, 1997 and 1996 actuarial valuations include the following:

                                   Three      Fiscal Years Ended
                                Months Ended     September 30
                                December 31, --------------------
                                    1998      1998   1997   1996
                                ------------ ------ ------ ------
Discount rate                       7%       7%     7%     7%
Salary scale for salaried plan      N/A      N/A    4%     4%
Expected return on plan assets      9%       9%     9%     9%


17. STOCK OPTION PLANS:

In fiscal year 1997, the Company adopted two stock option plans (the "plans") pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. The plans authorize grants of options to purchase up to 1,000,000 shares of authorized but unissued Class B common stock. At December 31, 1998, there were 247,500 shares available for grant under these plans. One of these stock option plans is designed to be qualified for income tax purposes, whereas the other is not a qualified plan.

Stock options under the qualified plan are granted with an exercise price equal to the stock's fair market value at the date of the grant. Stock options under the nonqualified plan may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value of shares granted under the nonqualified plan for below market options, and is expensed over the vesting period of the options. During the three months ended December 31, 1998, the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. Accordingly, deferred compensation expense of $50 was recorded related to this grant. All stock options vest and become fully exercisable in accordance with the terms of their grant.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

17. STOCK OPTION PLANS (Continued):

In fiscal year 1997, the Company entered into a stock option agreement with its former president to acquire 1,516,667 Class B common shares of the Company at an exercise price of $5.00 per share. These stock options will be exercisable in whole or in part until exercised in full.

The Company accounts for these plans using the intrinsic value method. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been reduced to the following pro forma amounts:

                                                   Fiscal Years
                                       Three      Ended September
                                    Months Ended        30
                                    December 31, ------------------
                                        1998       1998      1997
                                    ------------ --------  --------
        Net loss:
         As reported                  $(1,420)   $ (9,610) $(19,503)
         Pro forma                     (1,646)    (10,262)  (25,510)
        Net loss per common share:
         As reported                  $ (0.07)   $  (0.45) $  (0.91)
         Pro forma                      (0.08)      (0.47)    (1.19)

The effect on pro forma net loss and net loss per common share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings in future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years.

The weighted average fair value of options granted for the three months ended December 31, 1998 and in fiscal years 1998 and 1997 were $3.06, $4.91 and $3.52, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                Fiscal
                                                 Years
                                                 Ended
                                     Three     September
                                  Months Ended    30
                                  December 31, ----------
                                      1998     1998  1997
                                  ------------ ----  ----
        Risk-free interest rate        6.0%     6.0%  6.1%
        Price volatility              33.7%    66.7% 51.5%
        Expected dividend yield        0.0%     0.0%  0.0%
        Expected term (in years)        10       10    10

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

17. STOCK OPTION PLANS (Continued):

A summary of the Company's stock option plans at December 31, 1998 and September 30, 1998 and 1997, and changes during the periods then ended, is as follows:

                                       No. of
                                       Shares    Price Range
                                      ---------  -----------
   Outstanding at September 30, 1996         --           --
   Granted                            1,706,667  $      5.00
   Exercised                                 --           --
   Lapsed or cancelled                       --           --
                                      ---------  -----------
   Outstanding at September 30, 1997  1,706,667  $      5.00
   Granted                              110,000  $6.25-$8.75
   Exercised                           (190,000) $      5.00
   Lapsed or cancelled                       --           --
                                      ---------  -----------
   Outstanding at September 30, 1998  1,626,667  $5.00-$8.75
   Granted                              452,500  $      3.63
   Exercised                                 --           --
   Lapsed or cancelled                       --           --
                                      ---------  -----------
   Outstanding at December 31, 1998   2,079,167  $3.63-$8.75
                                      =========  ===========

At December 31, 1998, the number of options exercisable was 1,626,667. The weighted average exercise price of all options and options exercisable was $4.77 and $5.17, respectively, and the weighted average remaining contractual life of all options and options exercisable was 8.93 years and 8.28 years, respectively.

18. COMMITMENTS AND CONTINGENCIES:

Lease Commitments

The Company leases certain office space and other facilities under agreements expiring through 2006. Total rent expense during the three months ended December 31, 1998 and fiscal years 1998, 1997 and 1996 was approximately $406, $1,657, $1,661 and $1,387, respectively.

Future minimum rental payments under all noncancellable operating leases with initial or remaining lease terms of one year or more were as follows at December 31, 1998:

                    Total Operating
             Year       Leases
             ----   ---------------
             1999       $2,026
             2000        1,869
             2001        1,800
             2002        1,800
             2003        1,800

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


18. COMMITMENTS AND CONTINGENCIES (Continued):

Future minimum lease payments under capital leases were as follows at December 31, 1998:

                                                                  Total Capital
       Year                                                          Leases
       ----                                                       -------------
       1999                                                           $ 47
       2000                                                              7
                                                                      ----
       Total minimum lease payments                                     54
       Less--amount representing interest at 10.25% to 12%              (6)
                                                                      ----
       Present value of minimum lease payments                          48
       Less--Current installments                                      (41)
                                                                      ----
       Capital lease obligations, excluding current installments      $  7
                                                                      ====

Legal and Environmental Reserve

In fiscal year 1998, the Company recorded a provision of $760 to increase its legal and environmental reserves, principally to remove four underground storage tanks and remediate soil contamination at the former manufacturing facility, to settle two outstanding supplier claims and to establish legal reserves for various litigation, claims and assessments. All payments related to this reserve are expected to be made within one year.

Settlement of Litigation

The Company was formerly a defendant in nine class actions alleging federal securities violations by the Company and various former officers and directors of the Company. These claims were settled as of September 30, 1997. The Company has recorded the cost of the settlement in fiscal year 1997 as follows:

Cost of 2,500,000 Class B shares effectively contributed by the founding shareholders, valued using the average trading price of the stock for a period of trade dates prior to the date of the
 settlement                                                            $13,172
Cash payments of $2,500, less recovery from insurers                        --
                                                                       -------
                                                                       $13,172
                                                                       =======

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

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

18. COMMITMENTS AND CONTINGENCIES (Continued):

The effect of the settlement on the pre-tax results of the Company for the fiscal year ended September 30, 1997, was as follows:

   Reduction in administrative expenses                     $  1,500
   Settlement of the litigation                              (13,172)
                                                            --------
    Net effect on net income (loss)                          (11,672)
   Contribution of Class B shares by founding shareholders    13,172
                                                            --------
    Net effect on shareholders' equity                      $  1,500
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

19. CHANGE IN YEAR-END:

Effective January 1, 1999, the Company changed its fiscal year-end from September 30 to December 31. As a result, the Company will hereafter report its results on a calendar year basis. Summarized financial information for the three months ended December 31 is as follows:

                                                                     1997
                                                          1998    (Unaudited)
                                                         -------  -----------
   Net sales                                             $28,328    $25,517
                                                         =======    =======
   Gross profit                                          $ 8,001    $ 8,318
                                                         =======    =======
   Income tax expense                                    $   594    $   125
                                                         =======    =======
   Net loss                                              $(1,420)   $  (991)
                                                         =======    =======
   Net loss per common share--basic                      $ (0.07)   $ (0.05)
                                                         =======    =======
   Net loss per common share--assuming dilution          $ (0.07)   $ (0.05)
                                                         =======    =======
   Weighted average number of common shares outstanding
    (in thousands)                                        21,690     21,500
                                                         =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported a change in independent accountants for the fiscal year ending September 30, 1998. See the Company's Current Report on Form 8-K dated September 1, 1998.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

The following table sets forth certain information concerning each of the Company's current directors:

                                        Director
   Name                    Age Position  Since
   ----                    --- -------- --------
   Christopher E. Clouser   46 Director   1998
   Philip N. Hughes         63 Director   1998
   Robert C. Pohlad         44 Director   1998
   Diego Suarez, Jr.        44 Director   1998
   Basil K. Vasiliou        49 Director   1998
   Michael D. White         47 Director   1999
   John F. Woodhead         59 Director   1998
   Raymond W. Zehr, Jr.     52 Director   1998

The following is a brief description of the business background of each of the current directors of the Company.

Christopher E. Clouser has been a Director of the Company since July 1998. Mr. Clouser has served as Senior Vice President--Administration of Northwest Airlines, Inc. since September 1996. He joined Northwest in April 1991. Mr. Clouser has previously held officer positions at Bell Atlantic, Hallmark Cards, Sprint Corporation and United Telecom. Mr. Clouser is a director of Mesaba Holdings, Inc.; Delta Beverage Group, Inc.; and Marquette Bancshares, Inc.

Philip N. Hughes has been a Director of the Company since July 1998. Mr. Hughes is Chairman and CEO of Miller Printing, Inc., a commercial printer, and owner of Rocket Lube, Inc., a chain of quick-service vehicle lubrication operations. From 1982 to 1986, Mr. Hughes was a director of MEI Corporation, and from 1983 to 1986 served as Senior Vice President of MEI Corporation. From May 1986 to December 1986, Mr. Hughes was President, MEI Division, Pepsi-Cola Bottling Group, a division of PepsiCo, Inc. From 1986 to 1993, Mr. Hughes served as a director of MEI Diversified, Inc. In February 1993, MEI Diversified Inc. filed for Chapter 11 bankruptcy protection. A Plan of Reorganization for MEI Diversified, Inc. was confirmed in October 1994, pursuant to which its assets and liabilities were liquidated. Mr. Hughes is also a director of Delta Beverage Group, Inc.

Robert C. Pohlad has served as Chairman, Chief Executive Officer and a Director of the Company since July 1998. Mr. Pohlad has been a Director and Chief Executive Officer of Delta Beverage Group, Inc. since 1988. Since 1987, Mr. Pohlad has also served as President of Pohlad Companies a holding and management services company, which has an ownership interest in and provides management services to the Company. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling group. Mr. Pohlad is currently a director of Mesaba Holdings, Inc., and Grow Biz International, Inc.

Diego Suarez, Jr. has been a Director of the Company since July 1998. Mr. Suarez has been Chief Executive Officer of V. Suarez & Co., Inc. since 1995 and in various other positions with V. Suarez & Co., Inc. since 1984. He is also a director of V. Suarez & Co., Inc.; Bank Trust, Puerto Rico; Atlantic Pipe Corporation and Wine & Spirits Wholesalers of America.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS (Continued):

Basil K. Vasiliou has been a Director of the Company since February 1998. He is currently the Chairman of Vasiliou & Co., Inc., a registered broker-dealer. Mr. Vasiliou was the general partner of Smith-Vasiliou Special Situations Fund, L.P., a partnership organized to invest in the financial obligations of troubled corporations, from 1984 to 1994. Mr. Vasiliou has also been a director of Costain Group PLC from November 1997 and was a director of Interco Inc. from 1992 to 1995.

Michael D. White has been a director of the Company since February 1999. Mr. White has been Senior Vice President and Chief Financial Officer of PepsiCo, Inc. since March 1998, and previously served as Executive Vice President and CFO of Pepsi-Cola Company beginning in March 1996, Executive Vice President and CFO of PepsiCo Foods International beginning in February 1994 and CFO of Frito-Lay North America beginning in February 1993. He joined Frito-Lay in 1990 as Vice President of Planning.

John F. Woodhead has been a Director of the Company since July 1998. Mr. Woodhead has provided management consulting services to Dakota Beverage Company, Inc., a PepsiCo franchise bottler which is a wholly owned subsidiary of the Pohlad Companies, since 1971. Mr. Woodhead is also currently owner and President of JFW Inc., a management services company. Since 1992, Mr. Woodhead has also served as Chairman, President and CEO of Park National Bank. Mr. Woodhead is currently a director of Delta Beverage Group, Inc.

Raymond W. Zehr, Jr. has been a Director of the Company since July 1998. Mr. Zehr has been Vice President of Pohlad Companies since 1987 and in various other capacities with Pohlad Companies since 1971. Mr. Zehr is also Chief Investment Manager of CRP Holdings, LLC and Vice President of CRP Sports, Inc., the managing general Partner of the Minnesota Twins Baseball Club. Mr. Zehr is currently a director of Mesaba Holdings, Inc.

See Item 13 for a description of certain arrangements pursuant to which the Directors were selected to serve on the Company's Board.

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Exchange Act, the Company's executive officers and any persons holding 10% or more of the Company's Common Stock are required to report their ownership of Common Stock and changes in that ownership to the SEC and to furnish the Company with copies of such reports. The Company is required to disclose in this Proxy Statement any failure to file on a timely basis by such persons. During the transition period from October 1, 1998 to December 31, 1998 and for the fiscal year ended September 30, 1998, all reports required to be filed by the Company's directors, executive officers and 10% shareholders were timely filed with the SEC.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 11. EXECUTIVE COMPENSATION

The following table discloses the annual and long-term compensation received in the 12 months ended December 31, 1998 ("Calendar 1998") and for each of the last three fiscal years ended September 30 by (i) all persons serving in the capacity of Chief Executive Officer of the Company during Calendar 1998, (ii) the Company's executive officers serving at the end of Calendar 1998 whose salary and incentive compensation exceeded $100,000 in Calendar 1998, and (iii) any executive officer of the Company who resigned during Calendar 1998 whose salary and incentive compensation exceeded $100,000 in Calendar 1998.

                           Summary Compensation Table

                                      Annual Compensation
                                      ------------------------
Name and Principal                                             Other Annual    All Other
Position                    Year        Salary         Bonus   Compensation   Compensation
------------------      ------------- ----------     --------- ------------   ------------   ---
Robert C. Pohlad(1)     Calendar 1998 $        0     $       0   $      0       $     0
 Chairman and Chief     Fiscal 1998            0             0          0             0
  Executive Officer
A. David Velez(2)       Calendar 1998 $  141,834     $       0   $114,857(3)    $     0
 Vice President         Fiscal 1998      137,596             0     55,993(4)          0
                        Fiscal 1997       76,558             0     56,000(5)          0
Rafael Nin(6)           Calendar 1998 $  108,858     $       0   $ 72,017(7)    $     0
                        Fiscal 1998      163,975             0    171,473(8)          0
                        Fiscal 1997      291,500             0    100,000(9)          0
                        Fiscal 1996       92,304             0          0             0
David L. Virginia(10)   Calendar 1998 $   61,399     $       0   $102,309(11)   $85,000(12)
                        Fiscal 1998       76,500             0     95,397(13)         0
                        Fiscal 1997       95,146             0     97,000(14)         0
                        Fiscal 1996       12,096(15)         0     11,695(16)         0
Reinaldo Rodriguez(17)  Calendar 1998 $   93,739     $       0   $112,632(18)   $120,00(12)
                        Fiscal 1998      120,000             0    125,669(19)         0
                        Fiscal 1997       81,092        25,000    122,200(20)     1,370(21)
                        Fiscal 1996            0             0     19,863(16)         0

-------
 (1) Mr. Pohlad became Chairman and Chief Executive Officer of the Company in July 1998. Mr. Pohlad receives no compensation from the Company but is compensated through Pohlad Companies. The Company receives executive management services from Pohlad Companies pursuant to a Management Agreement. See "Certain Relationships and Related Transactions."
 (2) Mr. Velez became Vice President in March 1997.
 (3) Of this amount, $2,857 represents travel and entertainment expenses, $12,000 represents a car allowance, $10,000 represents a moving allowance and $90,000 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
 (4) Of this amount, $3,493 represents travel and entertainment expenses, $12,000 represents a car allowance, $18,000 represents a moving allowance and $22,500 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
 (5) Of this amount, $6,000 represents a car allowance and $50,000 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 11. EXECUTIVE COMPENSATION (Continued):

 (6) Mr. Nin served as President and Chief Executive Officer of the Company from June 1996 until his resignation in July 1998.
 (7) Of this amount, $67,500 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
 (8) Of this amount, $71,473 represents travel and entertainment expenses and $100,000 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsididary of the Company.
 (9) Represents compensation received in the form of dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(10) Mr. Virginia served as Vice President and Chief Financial Officer of the Company from September 1996 until his resignation in July 1998. Mr. Virginia was hired as a consultant to the Company in July 1996.
(11) Of this amount, $3,809 represents travel and entertainment expenses, $22,000 represents a car allowance and $76,500 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(12) Represents a severance payment made during the interim period ended December 31, 1998.
(13) Of this amount, $6,897 represents travel and entertainment expenses, $12,000 represents a car allowance and $76,500 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(14) Of this amount, $12,000 represents a car allowance and $85,000 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(15) Represents compensation from July to September 1996.
(16) Represents consulting fees.
(17) Mr. Rodriguez served as Vice President--Human Resources and Government Affairs of the Company from October 1996 until his resignation in July 1998. Mr. Rodriguez was hired as a consultant to the Company in August 1996.
(18) Of this amount, $22,000 represents a car allowance and $90,000 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(19) Of this amount, $1,169 represents travel and entertainment expenses, $12,000 represents a car allowance and $112,500 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(20) Of this amount, $12,000 represents a car allowance, $30,000 represents a consulting fee, $5,200 represents a housing allowance and $75,000 represents dividends on management stock paid by Beverage Plastics Company, a wholly owned subsidiary of the Company.
(21) Represents a contribution under the Company's Section 165(e) Plan (equivalent to a Section 401(k) plan).

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 11. EXECUTIVE COMPENSATION (Continued):

                        Option Grants for Calendar 1998

                                                                      Potential
                                                                  Realizable Value
                                                                         at
                                                                       Assumed
                                Percent of                          Annual Rates
                    Number of  Total Options                       of Stock Price
                    Securities  Granted to   Exercise             Appreciation for
                    Underlying   Employees    or Base              Option Term(1)
                     Options    in Calendar    Price   Expiration -----------------
     Name            Granted       1998      Per Share    Date       5%      10%
     ----           ---------- ------------- --------- ---------- -------- --------
A. David Velez        40,000        7.7%       $6.25      3/3/08  $157,224 $398,436
A. David Velez        28,000        5.4%        3.63    12/10/08        --       --
David L. Virginia     20,000        3.8%        6.25     7/17/99    78,612  199,218
Reinaldo Rodriguez    10,000        1.9%        6.25     7/17/99    39,306   99,609

-------
(1) These amounts are based on the assumed rates of appreciation as suggested by the rules of the Securities and Exchange Commission and do not represent a prediction by the Company of future stock prices. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock.

 Aggregated Option Exercises in Calendar 1998 and Calendar 1998 Year-End Option
                                     Values

                                               Number of
                                              Securities      Value of
                                              Underlying     Unexercised
                                              Unexercised   In-The-Money
                      Shares                  Options At     Options At
                     Acquired     Value        Calendar       Calendar
 Name               On Exercise  Realized    1998 Year-End  1998 Year-End
 ----               -----------  --------    -------------  -------------
A. David Velez           None        None         40,000          None
Rafael Nin            190,000(1) $380,000(2)        None          None
Rafael Nin               None        None      1,516,667(3)   $284,375(4)
David L. Virginia        None        None         20,000          None
Reinaldo Rodriguez       None        None         10,000          None

-------
(1) On September 3, 1998, Rafael Nin exercised options to purchase (a) 190,000 Class B Shares, at an exercise price of $5.00 per share, pursuant to the Company's Qualified Stock Option Plan.

(2) This value represents the difference between the market value of 190,000 Class B Shares and the exercise price of the option on September 3, 1998. On September 3, 1998, the market value of 190,000 Class B Shares was $1,330,000, which is the product of 190,000 Class B Shares and $7.00, the last reported sale price of Class B Shares on the NYSE on September 3, 1998. The exercise price of the option was $950,000, which is the product of 190,000 Class B Shares and the exercise price of $5.00 per Share.
(3) On October 15, 1996, the Company granted Rafael Nin an option to purchase 1,516,667 Class B Shares at an exercise price of $5.00 per share. This option may be exercised in whole or in part and is unlimited in duration until exercised in full.
(4) This value represents the difference between the market value of the 1,516,667 Class B Shares and the exercise price of the option on December 31, 1998. On December 31, 1998, the market value of 1,516,667 Class B Shares was $7,867,710, which is the product of 1,516,667 Class B Shares and $5.1875, the last reported sale price of Class B Shares on the NYSE on December 31, 1998. The exercise price of the option is $7,583,335, which is the product of 1,516,667 Class B Shares and the exercise price of $5.00 per share.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 11. EXECUTIVE COMPENSATION (Continued):

Compensation of Directors

With the exception of Robert C. Pohlad, who receives no compensation for serving as a director of the Company, each director receives $1,500 per board meeting attended, $1,000 per committee meeting attended and an annual grant of options to purchase 1,000 shares of Class B Common Stock. All directors are reimbursed for travel expenses incurred in attending meetings of the Company.

Employment Agreement

On June 11, 1996, the Company entered into an employment agreement with Rafael Nin providing for an annual base salary of $300,000, subject to yearly review, as well as a year-end bonus of 50% of the annual salary, predicated on the satisfactory completion of established and agreed-upon objectives. The Company also agreed to give Mr. Nin a management stock dividend from Beverage Plastics Company, a wholly owned subsidiary of the Company, of $100,000 annually, payable in four quarterly installments of $25,000. Under the employment agreement, Mr. Nin was also entitled to receive other benefits including an automobile with all operating expenses paid, and health and life insurance. During the fiscal year ended September 30, 1998, Mr. Nin did not receive any bonus, and his compensation reflected a voluntary salary reduction as of April 1, 1997. Mr. Nin's employment agreement was terminated in July 1998 in connection with the change in control of the Company.

Employee Benefit Plans

Salaried Employees' Retirement Plan. The formula used to determine retirement benefits under the Company's salaried employees' retirement plan (the "Retirement Plan") considers the participant's (i) Highest Average Monthly Compensation,
(ii) years of service and (iii) normal or early retirement. Highest Average Monthly Compensation is 1 2/3% of the total compensation (including wages, salary, commissions and bonuses but excluding contributions to pension or welfare plans) paid during the employee's five consecutive most highly compensated calendar years, up to a maximum of $160,000. The Company froze the Retirement Plan as of May 1, 1997, and no accruals have been, or will be, made after that date. The Highest Average Monthly Compensation will be based on compensation received prior to the freeze.

In general, the monthly benefit payable at normal retirement age (age 65) is equal to (i) the sum of (a) 3% of the participant's Highest Average Monthly Compensation multiplied by the participant's years of service (and fractions thereof) up to 10 years, plus (b) 1% of such participant's Highest Average Monthly Compensation multiplied by the participant's years of service (and fractions thereof) in excess of 10 years and (ii) reduced by 1 2/3% of the participant's Primary Social Security Benefit (as defined in the plan) multiplied by the participant's years of service, up to 30 years. The normal form of benefit for a married participant is a qualified joint and survivor annuity and for an unmarried participant is a single life annuity.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 11. EXECUTIVE COMPENSATION (Continued):

The table below sets forth the estimated annual retirement benefits (contributory and non-contributory) payable on a straight line annuity basis to all eligible salaried employees, including employees who are officers, who meet the credited service requirement for retirement at age 65. Normal retirement benefits are not subject to deduction for Social Security benefits or other offset amounts.

                                    Credit Years of Service
Average Yearly      ---------------------------------------------------------------------------
 Compensation         15              20              25              30              35
--------------      -------         -------         -------         -------         -------
   $125,000         $40,080         $45,107         $50,134         $55,162         $61,412
    150,000          48,830          55,107          61,384          67,662          75,162
    175,000          52,330          59,107          65,884          72,662          80,662
    200,000          52,330          59,107          65,884          72,662          80,662
    225,000          52,330          59,107          65,884          72,662          80,662
    250,000          52,330          59,107          65,884          72,662          80,662
    300,000          52,330          59,107          65,884          72,662          80,662
    400,000          52,330          59,107          65,884          72,662          80,662
    450,000          52,330          59,107          65,884          72,662          80,662
    500,000          52,330          59,107          65,884          72,662          80,662

As of December 31, 1997, David L. Virginia had accrued an estimated annual benefit of $1,417 per month for an estimated 12 credited years of service, payable upon his retirement date, and Reinaldo Rodriguez had accrued an estimated annual benefit of $2,148 per month for an estimated 12 credited years of service, payable upon his retirement date. Messrs. Virginia and Rodriguez are no longer employed by the Company. None of the Company's current executive officers participate in the Retirement Plan.

Compensation Committee Interlocks and Insider Participation

Other than Robert C. Pohlad, the Company's Chief Executive Officer, no member of the Compensation Committee of the Board of Directors was an officer, former officer or employee of the Company during the twelve months ended December 31, 1998. Other than Mr. Pohlad and John F. Bierbaum, no executive officer of the Company served as a member of the compensation committee or the board of directors or another entity, one of whose executive officers served on the Company's Compensation Committee of Board of Directors during the twelve months ended December 31, 1998. Messers. Pohlad and Bierbaum serve as directors of Delta Beverage Group, Inc. and Mr. Pohlad serves as Chief Executive Officer and as a member of that company's compensation committee.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The Company's Common Stock is currently divided into Class A Shares, each of which is entitled to six votes per share, and Class B Shares, each of which is entitled to one vote per share. Information with respect to beneficial ownership of the Company's Common Stock is based on the Company's records, data supplied to the Company by its shareholders and, with respect to 5% or greater shareholders, Schedule 13D or Schedule 13G filings with the Securities and Exchange Commission.

Class A Shares

The following table sets forth information regarding the beneficial ownership of all of the Class A Shares outstanding as of March 15, 1999.

                                                     Percentage
                                      Number of          of
                                       Class A        Class A
                                        Shares         Shares
   Directors, Executive Officers     Beneficially   Beneficially
   and 5% Shareholders                  Owned         Owned(1)
   -----------------------------     ------------   ------------
   Pohlad Companies                   4,250,000(2)      85.0%
   60 South Sixth Street
   Suite 3800
   Minneapolis, MN 55402
   P-PR Transfer, LLP (3)(4)          4,000,000         80.0
   60 South Sixth Street
   Suite 3800
   Minneapolis, MN 55402
   V. Suarez & Co., Inc. (4)          1,000,000         20.0
   P.O. Box 364588
   San Juan, Puerto Rico 00936-4588

-------
(1) Based on 5,000,000 total outstanding Class A Shares on March 15, 1999. Because the same shares may be deemed to be beneficially owned by more than one person, the total percentages will exceed 100%.
(2) Pohlad Companies has limited voting control over 4,000,000 of these shares pursuant to the Partnership Agreement of P-PR Transfer, LLP, of which Pohlad Companies is a general partner. Such shares are held directly by P-PR Transfer, LLP. Pohlad Companies has voting control over the remaining 250,000 of these shares pursuant to a Stockholders' Agreement among the Company, P-PR Transfer, LLP and V. Suarez & Co., Inc. Such 250,000 shares are held directly by V. Suarez & Co., Inc. See Item 13.
(3) P-PR Transfer, LLP is a Delaware limited liability partnership whose general partners are Pohlad Companies and Beverage, Foods & Service Industries, Inc., a wholly owned subsidiary of PepsiCo, Inc. Certain of the Company's directors and executive officers are also affiliated with Pohlad Companies. The Company is a franchisee of PepsiCo, Inc. See Item 13.
(4) P-PR Transfer, LLP and V. Suarez & Co., Inc. constitute a "group" for purposes of Section 13(d) of the Securities Exchange Act and the regulations thereunder, and have filed a joint Schedule 13D disclosing their ownership of the Company's Common Stock. Each disclaims beneficial ownership of the shares of the Company's Common Stock held by the other.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued):

Class B Shares

The following table sets forth information regarding the beneficial ownership of the Class B Shares outstanding as of March 15, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of the Class B Shares, (ii) each director and nominee for election as a director, (iii) each of the executive officers named in the summary compensation table and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated herein, each shareholder has sole voting power and sole dispositive power with respect to the indicated shares.

                                                               Percentage
                                               Number of           of
                                                Class B         Class B
                                                 Shares          Shares
   Directors, Executive Officers and 5%       Beneficially    Beneficially
   Shareholders                                  Owned          Owned(1)
   ------------------------------------       ------------    ------------
   Pohlad Companies                            6,328,844(2)       35.1%
   60 South Sixth Street
   Suite 3800
   Minneapolis, MN 55402
   P-PR Transfer, LLP (3)(4)                   6,328,344(5)       35.1
   60 South Sixth Street
   Suite 3800
   Minneapolis, MN 55402
   Shapiro Capital Management Company, Inc.    3,391,425          20.3
   3060 Peachtree Rd. NW
   Suite 1555
   Atlanta, GA 30305
   V. Suarez & Co., Inc. (4)                   1,631,685(6)        9.6
   P.O. Box 364588
   San Juan, Puerto Rico 00936-4588
   Rafael Nin                                  1,516,667(7)        8.3
   Basil K. Vasiliou                              68,920(8)          *
   A. David Velez                                 40,000(7)          *
   David L. Virginia                              38,000(9)          *
   Reinaldo Rodriguez                             10,000(7)          *
   Diego Suarez, Jr.                               6,400(10)         *
   Christopher E. Clouser                          1,000(7)          *
   Philip N. Hughes                                1,000(7)          *
   John F. Woodhead                                1,000(7)          *
   Raymond W. Zehr, Jr.                            1,000(7)          *
   Robert C. Pohlad                                  500(11)         *
   Michael D. White                                    0             *
   All Directors and Executive Officers as a
    Group (14) persons                           119,820(12)         *

-------
 * Less than 1%

(1) Based on 16,690,000 total outstanding Class B Shares on March 15, 1999. Because the same shares may be deemed to be beneficially owned by more than one person, the total percentages will exceed 100%.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued):

(2) Pohlad Companies has limited voting control over 6,328,344 of these shares (including 1,360,000 shares issuable pursuant to presently exercisable warrants) pursuant to the Partnership Agreement of P-PR Transfer, LLP, of which Pohlad Companies is a general partner. Such shares are held directly by P-PR Transfer, LLP. The remaining 500 of these shares are held directly by Pohlad Companies. See Item 13
(3) P-PR Transfer, LLP is a Delaware limited liability partnership whose general partners are Pohlad Companies and Beverage, Foods & Service Industries, Inc., a wholly owned subsidiary of PepsiCo, Inc. Certain of the Company's directors and executive officers are also affiliated with Pohlad Companies. The Company is a franchisee of PepsiCo, Inc. See Item 13.
(4) P-PR Transfer, LLP and V. Suarez & Co., Inc. constitute a "group" for purposes of Section 13(d) of the Securities Exchange Act and the regulations thereunder, and have filed a joint Schedule 13D disclosing their ownership of the Company's Common Stock. Each disclaims beneficial ownership of the shares of the Company's Common Stock held by the other.
(5) Includes 1,360,000 shares which may be purchased pursuant to a warrant.
(6) Includes 340,000 shares which may be purchased pursuant to a warrant.
(7) Consists of shares which may be purchased pursuant to stock options.
(8) Includes 1,000 shares which may be purchased pursuant to stock options. Mr. Vasiliou owns 43,500 Class B Shares through two Investment Retirement Accounts. Mr. Vasiliou's wife, Jane T. Vasiliou, owns 17,000 Class B Shares, of which Mr. Vasiliou has dispositive power. Pursuant to the Jane
    T. Vasiliou Trust, Mr. Vasiliou has dispositive power with respect to 4,000 Class B Shares. Pursuant to the K&S Vasiliou Trust, Mr. Vasiliou has dispositive power with respect to 3,000 Class B Shares. Mr. Vasiliou also beneficially owns 420 Class B Shares of the Company as beneficiary of the Vasiliou & Company, Inc. Retirement Plan.
(9) Includes 20,000 shares which may be purchased pursuant to stock options.
(10) Includes 1,000 shares which may be purchased pursuant to stock options. Mr. Suarez is Chief Executive Officer and a director of V. Suarez & Co., Inc.
(11) Consists of shares held directly by Pohlad Companies. Does not include the shares of Common Stock over which Pohlad Companies exercises voting control. Mr. Pohlad is President, a director and a one-third equity owner of Pohlad Companies, one of the general partners of P-PR Transfer, LLP.
(12) Includes 46,000 shares which may be purchased pursuant to stock options. Does not include the shares of Common Stock held directly by Pohlad Companies or the shares of Common Stock over which Pohlad Companies exercises voting control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Change in Control

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

The Partnership is governed by an agreement that provides that the Common Stock owned by the Partnership will be voted so that one member of the Company's Board of Directors will be a person designated by BFSI. Pohlad Companies has the right to designate and vote all of the other Common Stock owned by the Partnership for all of the other members of the Company's Board of Directors, subject to the rules of the NYSE requiring the election of two independent directors.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION (Continued):

Stockholders' Agreement

The Company, the Partnership and Suarez entered into a Stockholders' Agreement dated as of August 5, 1998 (the "Stockholders' Agreement"). Under the Stockholders' Agreement, Suarez has granted to Pohlad Companies the right to vote 250,000 of the Class A Shares held by Suarez (or such lesser number of shares as Suarez may own), so long as Pohlad Companies or an affiliate owns directly or indirectly an equity interest in the Partnership. Pohlad Companies' right to vote such shares applies to all matters except (a) the sale of all or substantially all of the assets or stock of the Company and (b) a plan of merger, exchange or consolidation of the Company with another entity in which transaction the Company is not the surviving entity.

The Stockholders' Agreement includes an agreement by the Company to prepare and file a registration statement under the Securities Act of 1933, as amended (the "Act"), covering the 1,242,085 Class B Shares purchased by Suarez on July 17, 1998, and to use its best efforts to cause such registration statement to become effective on or before August 1, 1999 and to remain effective until Suarez no longer owns such Class B Shares or until Suarez is eligible to sell all of its remaining Class B Shares in a single transaction pursuant to Rule 144 under the Act. The registration rights include standard expense and indemnification provisions.

Franchise Arrangements

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

Management Agreement

The Company entered into a Management Agreement with Pohlad Companies effective July 20, 1998 (the "Management Agreement") which provides for Pohlad Companies to perform executive management functions for the Company. In return for such services, the Company must pay Pohlad Companies an annual fee of $250,000, which will escalate each year with

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION (Continued):

increases in the Company's gross revenue. Management fees of approximately $63,000 and $50,000 were incurred in the three-month period ended December 31, 1998 and in fiscal year 1998, respectively, under the Management Agreement. Either party may terminate the Management Agreement after ten years. Robert C. Pohlad, the Company's Chairman and Chief Executive Officer, is a director, President and Chief Executive Officer of Pohlad Companies.

Accounting Services Agreement

The Company entered into an Accounting Services Agreement with Delta Beverage Group, Inc. ("Delta Beverage") effective July 20, 1998 (the "Accounting Services Agreement") which provides for Delta Beverage to perform accounting and management information systems services for the Company. The Company must pay Delta Beverage an annual fee for such services in an amount equal to the aggregate costs and expenses incurred by Delta Beverage and allocated by Delta Beverage based on case volume of the Company. Accounting services fees of approximately $94,000 and $76,000 were incurred in the three-month period ended December 31, 1998 and in fiscal year 1998, respectively, under the Accounting Services Agreement. Either party may terminate the Accounting Services Agreement after ten years. Robert C. Pohlad, the Company's Chairman and Chief Executive Officer, is a director and Chief Executive Officer of Delta Beverage. Pohlad Companies holds an equity interest in Delta Beverage.

Employment Agreement

See "Item 11. Executive Compensation--Employment Agreement."

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

    (3) The following exhibits are filed as part of this report:

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBIT
 ------- ----------------------
 3.1     Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.1 to the Company's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1995).
 3.2     Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1995),
 3.3     Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1995).
 4.1     Form of Specimen Stock Certificate representing Class B Shares
         (incorporated by reference to Amendment No. 3 to the Company's
         Registration Statement on Form S-1 (Registration No. 33-94620) (the
         "S-l Registration Statement")).

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (Continued):

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBIT
 ------- ----------------------
 10.1    Franchise Commitment Letter between PepsiCo, Inc. and the Company dated July 17, 1998 (incorporated by reference to Exhibit 10.1 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998).
 10.2    Exclusive Bottling Appointment between PepsiCo, Inc. and the Company dated July 17, 1998 (incorporated by reference to Exhibit 10.2 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998).
 10.3    Transfer Agreement among Rafael Nin, P-PR Transfer, LLP and the
         Company dated June 15, 1998 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's Registration Statement on Form S-3
         (Reg. No. 333-40093).
 10.4    Warrant dated as of July 17, 1998, to purchase 1,360,000 shares of
         Class B common stock issued to P-PR Transfer, LLP (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated July 31,
         1998).
 10.5    Warrant dated as of July 17, 1998, to purchase 340,000 shares of Class
         B Common stock issued to V. Suarez & Co., Inc. (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K dated July 31,
         1998).
 10.6    Accounting Services Agreement between Delta Beverage Group, Inc. and the Company dated October 16, 1998 (incorporated by reference to
         Exhibit 10.6 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998).
 10.7    Management Agreement between Pohlad Companies and the Company dated
         July 20, 1998 (incorporated by reference to Exhibit 10.7 to the
         Company's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998).
 10.8    Stock Option Agreement dated as of October 15, 1996 between Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to exhibit 1 to the Amendment No. 1 to the Schedule 13D of Rafael Nin
         dated January 7, 1997).
 10.9    Pepsi-Cola to Puerto Rico Bottling Company Qualified Stock Option Plan
         dated as of December 30, 1996 (incorporated by reference to exhibit 2 to the Amendment No. 1 to the Scheduled 13D of Rafael Nin dated
         January 7, 1997).
 10.10   Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option
         Plan dated as of December 30, 1996 (incorporated by reference to the
         Company's Proxy Statement dated January 31, 1997).
 10.11   Amendment to October 15, 1996 Stock Option Agreement dated as of June
         15, 1998 between Rafael Nin and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998).
 10.12   Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola
         Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing
         Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage
         Plastics Company (incorporated by reference to Exhibit 10.18 to the
         Company's quarterly report on Form 10-Q for the quarterly period ended
         June 30, 1997).
 10.13   Master Lease Agreement dated April 18, 1997 between General Electric
         Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling
         Company (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30,
         1997).
 10.14   First Amendment to Second Restated Credit Agreement dated December 21,
         1998 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto
         Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing
         Company, and Beverage Plastics Company (incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998).

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (Continued):

 EXHIBIT
 NUMBER  DESCRIPTION OF EXHIBIT
 ------- ----------------------
 10.15   First Amendment to Second Restated Credit Agreement and Loan Documents
         (incorporated by reference to Exhibit 10.15 to the Company's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1998).
 11.1    Computation of Per Share Earnings (filed herewith).
 21.1    List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the
         S-l Registration Statement).
 23.1    Consent of Independent Public Accountants, dated March 25, 1999 (filed herewith).
 23.2    Independent Auditors' Consent, dated March 24, 1999 (filed herewith).
 27.1    Financial Data Schedule (filed herewith).

  (b) Reports on Form 8-K.

    (i) The registrant filed a Current Report on Form 8-K dated October 7, 1998 relating to the resumption of soft drink production following a shut down resulting from Hurricane Georges.

  (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

  (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Pepsi-Cola Puerto Rico Bottling Company and
Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries as of and for the three month period ended December 31, 1998 and the year ended September 30, 1998, and have issued our report thereon dated March 11, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the December 31, 1998 and September 30, 1998 financial data required to be set forth in relation to the basic financial statements taken as a whole.

                                    /s/ ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 11, 1999.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

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

                                    /s/ KPMG LLP

San Juan, Puerto Rico,
December 5, 1997.

Stamp No. 1527550 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                 Schedule II Valuation and Qualifying Accounts
                           (U.S Dollars in thousands)

                                                    Additions
                         Balance at ------------------------------------------
                         Beginning  Charged to Costs   Charged to                 Balance at
                         of Period    and Expenses   Other Accounts Deductions   End of Period
                         ---------- ---------------- -------------- ----------   -------------
Three Months Ended
 December 31, 1998:
 Allowance for Doubtful
  Accounts                 $1,265        $ 174            $--         $ (802)(1)     $ 637
 Restructuring Charges        748           --             --           (525)(3)       223
Fiscal Year Ended
 September 30, 1998:
 Allowance for Doubtful
  Accounts                  1,389          498             --           (622)(1)     1,265
 Restructuring Charges        163          903             --           (318)(2)       748
Fiscal Year Ended
 September 30, 1997:
 Allowance for Doubtful
  Accounts                  1,158          355             --           (124)(1)     1,389
 Restructuring Charges         --          535             --           (372)          163
Fiscal Year Ended
 September 30, 1996:
 Allowance for Doubtful
  Accounts                  1,458          511             --           (811)(1)     1,158
 Restructuring Charges         --        2,700             --         (2,700)           --

-------
(1) Write off of uncollectible receivables.
(2) Comprised of $215 of severance payments and other exit costs and $103 reversed into income.
(3) Comprised of $525 of severance payments and other exit costs.

PEPSI-COLA PUERTO RICO BOTTLING COMPANY
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . .
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 25(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pepsi-Cola Puerto Rico Bottling Company

                                              /s/ Robert C. Pohlad
                                    By: _______________________________________
                                               Name: Robert C. Pohlad
                                           Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

       /s/ Robert C. Pohlad            Chief Executive Officer      March 30, 1999
______________________________________  and Director (Principal
           Robert C. Pohlad             Executive Officer)

       /s/ John F. Bierbaum            Chief Financial Officer      March 30, 1999
______________________________________  and Vice President
           John F. Bierbaum             (Principal Accounting
                                        Officer)

    /s/ Christopher E. Clouser         Director                     March 30, 1999
______________________________________
        Christopher E. Clouser

       /s/ Philip N. Hughes            Director                     March 30, 1999
______________________________________
           Philip N. Hughes

      /s/ Diego Suarez, Jr.            Director                     March 30, 1999
______________________________________
          Diego Suarez, Jr.

      /s/ Basil K. Vasiliou            Director                     March 30, 1999
______________________________________
          Basil K. Vasiliou

       /s/ John F. Woodhead            Director                     March 30, 1999
______________________________________
           John F. Woodhead

     /s/ Raymond W. Zehr, Jr.          Director                     March 30, 1999
______________________________________
         Raymond W. Zehr, Jr.

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

10.1 Franchise Commitment Letter between PepsiCo, Inc. and the Company dated July 17, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.2 Exclusive Bottling Appointment between PepsiCo, Inc. and the Company dated July 17, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended Septebmer 30, 1998).

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

10.6 Accounting Services Agreement between Delta Beverage Group, Inc. and the Company dated October 16, 1998 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.7 Management Agreement between Pohlad Companies and the Company dated July 20, 1998 (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

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

10.11 Amendment to October 15, 1996 Stock Option Agreement dated as of June 15, 1998 between Rafael Nin and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.12 Second Restated Credit Agreement dated April 8, 1997 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage Plastics Company (incorporated by reference to Exhibit 10.18 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997).

10.13 Master Lease Agreement dated April 18, 1997 between General Electric Capital Corporation of Puerto Rico and Pepsi-Cola Puerto Rico Bottling Company (incorporated by reference to Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30,
         1997).

10.14 First Amendment to Second Restated Credit Agreement dated December 21, 1998 among Pepsi-Cola Puerto Rico Bottling Company, Pepsi-Cola Puerto Rico Manufacturing Company, Pepsi-Cola Puerto Rico Distributing Company, and Beverage Plastics Company (incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.15 First Amendment to Second Restated Credit Agreement and Loan Documents (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

11.1     Computation of Per Share Earnings (filed herewith).

21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the S-l Registration Statement).

23.1 Consent of Independent Public Accountants, dated March 25, 1999 (filed herewith).

23.2     Independent Auditors' Consent, dated March 24, 1999 (filed herewith).

27.1     Financial Data Schedule (filed herewith).