Form 10-Q
period 1999-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1999-05-17
CIK 948086

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 1-13914


                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                 ###-##-####
(State or other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)              Identification Number)

                             CARRETERA #865, KM. 0.4
                            BARRIO CANDELARIA ARENAS
                           TOA BAJA, PUERTO RICO 00949
          (Address of Principal Executive Offices, including Zip Code)

                                 (787) 251-2000
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     As of May 17, 1999, there were 21,690,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,690,000 shares of Class B Common Stock.


--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                        PAGE NO.
                                                                        --------
PART I

    ITEM 1. FINANCIAL STATEMENTS..........................................  2
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................  8
    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 12

PART II.
    ITEM 1. LEGAL PROCEEDINGS............................................. 12
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 12
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................. 13

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

ITEM 1.  Financial Statements

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (U. S. Dollars in thousands)

                                                      March 31,   December 31,
                                                        1999          1998
                                                     (unaudited)   (audited)
                                                      ---------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                         $  5,911      $ 19,418
    Receivables, net of allowance for doubtful
      accounts of $2,566 and $2,402
          Trade                                         14,476        13,043
          Due from PepsiCo, Inc. and
            affiliated companies                         4,662         2,008
          Other                                          2,981         2,248
    Inventories                                          3,062         2,505
    Bottles, cases and shells                            1,441         1,409
    Deferred income taxes                                   32            49
    Prepaid expenses and other current assets            5,186         4,422
                                                      --------      --------

               Total current assets                     37,751        45,102
                                                      --------      --------

PROPERTY, PLANT AND EQUIPMENT:
      Land and improvements                              6,893         6,893
      Buildings and improvements                        14,798        14,779
      Machinery, equipment and vehicles                 51,285        47,881
      Furniture and fixtures                             1,809         1,809
      Construction in process                            2,066         1,250
                                                      --------      --------
                                                        76,851        72,612
      Less accumulated depreciation                    (30,311)      (30,150)
                                                      --------      --------
                                                        46,540        42,462
                                                      --------      --------

OTHER ASSETS:
      Deferred income taxes                              1,221         1,221
      Long-lived assets for sale, principally
        land and building                                2,615         2,615
      Intangible assets, net of accumulated
        amortization                                       967         1,259
      Other assets                                         117           192
                                                      --------      --------
                                                         4,920         5,287
                                                      --------      --------
               Total assets                           $ 89,211      $ 92,851
                                                      ========      ========




   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                (U. S. Dollars in thousands, except share data)


                                                      March 31,   December 31,
                                                        1999          1998
                                                     (unaudited)   (audited)
                                                      ---------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current installments of long-term debt           $   1,007     $   1,007
    Current installments of capital lease
      obligations                                           37            41
    Trade accounts payable                               5,108         3,842
    Accrued expenses                                     7,680         9,455
                                                     ---------     ---------
        Total current liabilities                       13,832        14,345
                                                     ---------     ---------


LONG-TERM DEBT, excluding current installments          21,822        22,073
CAPITAL LEASE OBLIGATIONS, excluding current
  installments                                            --               7
ACCRUED PENSION COST                                     1,805         1,805

STOCKHOLDERS' EQUITY:
    Class A common shares, $0.01 par value;
      authorized, issued and outstanding
      5,000,000 shares                                      50            50
    Class B common shares, $0.01 par value;
      authorized 35,000,000 shares, issued
      and outstanding 16,690,000 shares                    167           167
    Additional paid-in capital                         127,516       127,516
    Accumulated deficit                                (73,659)      (70,765)
    Deferred compensation                                 (432)         (457)
    Accumulated other comprehensive income
      (loss)                                            (1,890)       (1,890)
                                                     ---------     ---------

          Total shareholders' equity                    51,752        54,621
                                                     ---------     ---------

          Total liabilities and shareholders'
             equity                                  $  89,211     $  92,851
                                                     =========     =========

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited

               (U.S. Dollars in thousands, except per share data)

                                                    1999           1998
                                                  --------       --------
OPERATIONS:
     Net sales                                    $ 23,267       $ 22,943
     Cost of sales                                  17,997         16,331
                                                  --------       --------
    Gross profit                                     5,270          6,612

     Selling general and administrative
        expenses                                     7,703          8,633
     Losses on asset impairments                       267           --
                                                  --------       --------
       Loss from operations                         (2,700)        (2,021)
                                                  --------       --------

OTHER INCOME (EXPENSE):
     Interest expense                                 (442)          (629)
     Interest income                                   163            156
     Other, net                                        102            282
                                                  --------       --------
                                                      (177)          (191)
                                                  --------       --------

LOSS BEFORE INCOME TAXES                            (2,877)        (2,212)

INCOME TAX BENEFIT (EXPENSE)                           (17)         1,061
                                                  --------       --------

NET LOSS                                          $ (2,894)      $ (1,151)
                                                  ========       ========

COMPREHENSIVE INCOME (LOSS)                       $ (2,894)      $ (1,151)
                                                  ========       ========

NET LOSS PER COMMON SHARE                         $  (0.13)      $  (0.05)
                                                  ========       ========

NET LOSS PER COMMON SHARE-ASSUMING
   DILUTION                                       $  (0.13)      $  (0.05)
                                                  ========       ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (IN THOUSANDS)              $ 21,690       $ 21,500
                                                  ========       ========



   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited

                           (U.S. Dollars in thousands)

                                                             1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (2,894)   $ (1,151)
  Adjustments to reconcile net loss to net cash
     used in operating activities-
    Gain on sales of property and equipment                     (25)       (280)
    Losses on asset impairments                                 267        --
    Depreciation and amortization                             1,164       1,386
    Deferred income taxes                                        17        --
    Amortization of deferred compensation                        25        --
    Changes in current assets and liabilities:
            Receivables                                      (4,820)     (1,720)
            Inventories                                        (557)       (805)
            Bottles, cases and shells                           (32)         29
            Prepaid expenses and other current assets          (764)        349
            Trade accounts payable                            1,266         735
            Accrued expenses                                 (1,775)        578
    Changes in other assets, net                                 75        (125)
                                                           --------    --------
    Net cash used in operating activities                    (8,053)     (1,004)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (5,217)       (736)
  Proceeds from sales of property and equipments                 25         502
                                                           --------    --------
    Net cash used in investing activities                    (5,192)       (234)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of short-term debt                                --          (101)
  Borrowings (repayments) of long-term debt                    (251)        794
  Repayment of capital lease obligations                        (11)       (315)
                                                           --------    --------
    Net cash provided by (used in) financing activities        (262)        378
                                                           --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     (13,507)       (860)
CASH AND CASH EQUIVALENTS, beginning of period               19,418      13,814
                                                           --------    --------
CASH AND CASH EQUIVALENTS, end of period                   $  5,911    $ 12,954
                                                           ========    ========




   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (U.S. Dollars in thousands)

                                    Unaudited

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 1999, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the three-months ended December 31, 1998. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.   RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

3.   INVENTORIES:

Inventories include the following:

                                          March 31, 1999     December 31, 1998
                                          --------------     -----------------

         Raw materials                       $1,555                $1,074
         Finished goods                       1,507                 1,431
                                             ------                ------
                                             $3,062                $2,505
                                             ======                ======


4.   RESTRUCTURING CHARGE:

In July of 1998 a restructuring charge of $1,728 was established under a plan to improve the Company's performance. The charge included approximately $679 of severance and related charges, $224 of accruals for future payments to exit activities, including canceling lease agreements, and $825 of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. During 1998 severance payments and payments relating to other exit activities approximated $456 and $224, respectively. Severance payments during the three-month period ended March 31, 1999 approximated $130.

5.   IMPAIRMENT OF LONG-LIVED ASSETS:

During the three months ended December 31, 1998, the Company agreed to sell substantially all net assets relating to the bottling, sale and distribution of potable water under the "Cristalia" tradename to Cristalia Acquisition Corp., and recorded a $250 non-cash charge for the estimated impairment of the net assets. The sale was finalized in April 1999 and resulted in an additional impairment charge of $267. This charge was recorded during the three months ended March 31, 1999 as a writedown of Cristalia's long lived-assets and is reflected as an asset impairment loss in the accompanying consolidated statement of income (loss).

6.   INSURANCE PROCEEDS FROM BUSINESS INTERRUPTION LOSSES:

In 1998 the Company incurred business interruption and other losses resulting from Hurricane Georges. As the collection of a claim filed under the Company's business interruption insurance policy was probable, the Company recorded $1,655 in anticipated recoveries attributable to business interruption and other losses. During the three months ended March 31, 1999, the Company collected approximately $1,655 in insurance recoveries.

7.   STOCK OPTION PLANS:

The Company maintains two stock option plans pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates. One of these stock option plans is not a qualified plan. Stock options under this plan may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with the APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value of shares granted under the plan for below market options, and is expensed over the vesting period of the options. In 1998 the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. During the three months ended March 31, 1999, deferred compensation expense of $25 was recorded related to this grant.

8.   EARNINGS PER SHARE:

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Accordingly, the Company's net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share-assuming dilution does not include the Company's potentially dilutive securities because to do so would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the unaudited Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of March 31, 1999 and December 31, 1998, and for the three month interim periods ended March 31, 1999 and March 31, 1998 (the "1999 three month interim period" and the "1998 three month interim period," respectively). Certain prior year balances have been reclassified to conform to the current year presentation.

CHANGE IN FISCAL YEAR.

During 1998, the Company changed its fiscal year end from September 30 to December 31. A transition report on Form 10-K was filed for the interim period from October 1, 1998 through December 31, 1998. This report on Form 10-Q includes information for the three month interim periods ended March 31, 1999 and March 31, 1998.

CHANGE IN CONTROL.

On July 17, 1998, P-PR Transfer, LLP, a Delaware registered limited liability partnership (the "Partnership") and V. Suarez & Co., Inc., a Puerto Rico corporation ("Suarez"), purchased an aggregate of 5,000,000 shares of the Class A common stock, par value $.01 per share (the "Class A Shares"), and 6,210,429 shares of the Class B common stock, par value $.01 per share (the "Class B Shares"), of the Company. The Partnership is a joint venture between Pohlad Companies, a holding company including independent Pepsi-Cola bottlers, and PepsiCo, Inc. The transactions were previously disclosed by the Company in a current report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998

In connection with the change in control, the Company issued warrants to the Partnership and Suarez dated July 17, 1998 for the purchase of 1,360,000 Class B Shares and 340,000 Class B Shares, respectively, exercisable at $6.875 per share at any time during a period of seven years and six months after the date of the warrants. The warrants may be transferred and give the holders one demand and unlimited piggyback registration rights.

Also, in connection with the change in control, six of the Company's seven directors resigned on July 17, 1998. Effective July 18, 1998, the size of the Board of Directors was increased to eight members and seven new directors were appointed, each of whom were designated by the Partnership. Also effective July 18, 1998, certain of the Company's officers resigned.

RESTRUCTURING CHARGE.

During the fiscal year ended September 30, 1998, a restructuring charge of $1.7 million was established under a plan to improve the Company's performance. The charge includes approximately $0.7 million of severance and related charges for the elimination of 17 administrative personnel, $0.2 million of accruals for future payments to exit activities, including canceling lease agreements, and $0.8 million of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. Management anticipates the restructuring plan will provide annual savings of approximately $1.3 million to $1.4 million beginning in 1999. Severance payments in the three month period ended March 31, 1999 totaled approximately $128 thousand while payments relating to other exit activities approximated $2 thousand.

SEASONALITY.

The historical results of operations of the Company have not been signficantly seasonal. However the Company anticipates that its results of operations in the future may become more seasonal, with higher demand in the summer and holiday seasons.

THE COMPANY

GENERAL.

The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                          INTERIM
                                                   1999              1998
                                                  ------            ------

       Net Sales                                   100.0%           100.0%
       Cost of Sales                                76.9             73.8
       Gross Profit                                 23.1             26.2
       Selling & Marketing Expenses                 18.3             21.6
       Administrative Expenses                      15.3             13.5
       Special Charges                               1.2               --
       Income (Loss) from Operations               (11.6)            (8.8)
                                                   =====            =====

1999 INTERIM PERIOD COMPARED TO 1998 INTERIM PERIOD

NET SALES. Net sales for the Company increased $0.3 million, or 1.5%, for the 1999 interim period from the 1998 interim period to $23.3 million. Case volume sales increased 9%, primarily in cans, and average overall pricing increased 6.2% during the 1999 interim period as compared to the 1998 interim period. However the effect of this increase was reduced by reductions in revenue from the sale of fountain products and home delivered bulk water. Further, net sales in the 1998 interim period included $1.5 million received in settlement of franchise company marketing support claims from prior periods.

COST OF SALES. Cost of sales for the Company increased $1.0 million, or 5.8% for the 1999 interim period as compared to the 1998 interim period to $17.9 million. This increase was due primarily to the increased sales volume but also reflected expenses for repair and maintenance of production lines that were $0.5 million higher than the 1998 interim period. The effect of those increases in costs were reduced by the effect of a modest shift in product mix towards cans which have a lower cost than PET bottles.

GROSS PROFIT. As a result of the above factors, gross profit for the Company decreased $0.6 million or 10.7% to $8.0 million for the 1999 interim period as compared to the 1998 interim period.

SELLING AND MARKETING EXPENSE. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets. The Company's selling and marketing expenses are shown net of all such reinbursements from PepsiCo.

Selling and marketing expenses for the Company decreased to $0.7 million, or 13.9% to $4.3 million for the 1999 interim period as compared to the 1998 interim period. The decrease reflects a $0.3 million reduction in fleet costs achieved through buy-out of a full-service lease for certain delivery vehicles. In addition, marketing and other operating costs were reduced.

ADMINISTRATIVE EXPENSES. Administrative expenses for the Company increased $0.5 million or 14.8% for the 1999 interim period from the 1998 interim period to $3.5 million. The Company's provision for bad debt allowance in the 1999 interim period was $0.7 million higher than the 1998 interim period reflecting a change in credit policy. This increase was partially offset by a reduction in administrative staffing and expenditures for outside professional services.

LOSS ON ASSET IMPAIRMENTS. In the 1999 interim period, the Company reduced the carrying value of assets related to its Cristalia water division by $0.3 million. This adjustment reflects the effect of the sale of this division for $1.2 million in April 1999.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, income (loss) from operations for the Company decreased to $(2.7) million in the 1999 interim period, from $(2.0) million in the 1998 interim period.

NET INCOME (LOSS). Net income (loss) decreased to $(2.9) million in the 1999 interim period, from $(1.2) million during the 1998 interim period. This decrease is the result of lower operating income and an increased income tax expense. In the 1998 interim period, the Company recognized the effect of a carryback to prior income tax periods of expenses incurred in settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1999, the Company had $5.9 million of cash and cash equivalents. Indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations at March 31, 1999 totaled $22.8 million, which included $1.0 million of current and short-term obligations.

Net cash provided by (used in) operating activities for the Company was ($8.1) million for the 1999 interim period as compared with ($1.0) million for the same period in 1998. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was ($1.4) million during the 1999 interim period, and $0.4 million in 1998. The net cash provided (used in) operating activities that was due to changes in assets and liabilities was ($6.7) million in the 1999 interim peiod and ($1.0) million in the 1998 interim period.

Net cash provided by (used in) investing activities for the Company was ($5.2) million for the 1999 interim, as compared with ($0.2) million for the 1998 interim period. The increase in cash used in investing activities reflects purchases of equipment to buy-out a full service lease for delivery vehicles, to acquire additional vehicles to expand the direct servicing of accounts previously serviced by wholesalers and to place additional marketing equipment.

Cash flows provided by (used in) finacing activities for the Company were ($0.3) million for the 1999 interim period as compared with ($0.4) for the 1998 interim period. During the 1998 interim period the Company borrowed an additional $0.8 million on a long term basis.

Additional loans were not incurred in the 1999 interim period.

The Company is required to make monthly payments of principal in annual escalating monthly payments until

April 1, 2007, when a $11.8 million balloon payment is due. $1.0 million is due in the twelve months following March 31, 1999. The Company may prepay certain of the loans subject to the terms and conditions of the Second Restated Credit Agreement.

Under the terms of the Second Restated Credit Agreement, the Company is subject to the following financial restrictions: (i) the Company must maintain a minimum ratio of total liabilities to tangible net worth (as defined in the Second Restated Credit Agreement) of not more than 1.50 to 1 duing the term of the Second Restated Credit Agreement and (ii) a ratio of operating cash flow to a total debt service (as defined in the Second Restated Credit Agreement) of 1.30 to 1 through June 30, 1999, and 1.5 to 1 thereafter; a minimum tangible net worth of (as defined in the Second Restated Credit Agreement) of $39.5 million on September 30, 1998 and of $42 million, $44.5 million and $47.0 million respectively, by December 31, 1999, 2000, 2001 and thereafter. The Company may be forgiven non-compliance with these tests if it maintains with Banco Popular a minimum cash balance of $5 million, under certain conditions this amount may be reduced to zero. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $0.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, and a portion of excess cash flow (as defined in the Second Restated Credit Agreement), must be applied toward early repayment of the amounts outstanding under this agreement. Certain of the repayment amounts offset the minimum cash balance requirement. The entire principal amount of loans outstanding under the Second Restated Credit Agreement beccomes immediately due and payable if the Company violates any of thse financial restrictions. Furthermore, the Company may not pay dividends without the consent of Banco Popular under the Second Restated Credit Agreement.

The Company believes that as of March 31, 1999 it is in full compliance with the terms of the Second Restated Credit Agreement.

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

Delta Beverage Group, Inc. ("DBG"), a company affiliated with P-PR Transfer, LLP, provides information services to the Company, including the use of information systems and technology, under an accounting services agreement executed in fiscal year 1998. The Company completed its transition to DBG's systems, hardware and software during the first quarter of 1999. Below is a discussion of the Company's Year 2000 readiness and planning status, which now includes DBG's Year 2000 planning.

The Company's production facility uses equipment that operates using computer control systems based upon programmed logic controllers. The Company completed a Year 2000 compliance evaluation of these systems. The Company also uses computer systems to forecast demand, order raw materials, monitor inventory levels, ship product and record shipments. The software that runs these processes is a combination of commercially available software and internally developed applications. The Company's initial assessment indicates that these applications are Year 2000 compliant, and the Company, through DBG, plans to complete the testing of these applications by June 30, 1999. The Company relies on a supply chain to produce and distribute its products from manufacturing facilities to distribution warehouses and finally to customers. The Company's distribution centers use a common supply chain management application that is Year 2000 compliant.

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

The Company's most likely potential risk with regard to Year 2000 issues is the temporary inability of suppliers to provide supplies of raw materials to the Company. The inability of the Company's suppliers to be Year 2000 ready could result in delays in product manufacturing and delivery, thereby adversely affecting the business or operations of the Company. The Company believes, however, that in a worst case scenario any disruption in supply materials can be minimized by relying on inventories or shifting production to unaffected plants with some increase in distribution costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, primarily variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to investments, and short- and long-term debt obligations. The Company places its investments in high-quality securities with major financial institutions while limiting exposure to any one issuer. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the three months ended March 31, 1999.

The table below summarizes the principal cash flows of the Company's financial instruments outstanding at March 31, 1999, categorized by type of instrument and by year of maturity.

                                                                                                        Fair
                                                1999      2000     2001     2002    2003   Thereafter   Value
                                               -------   ------   ------   ------  ------  ----------  -------
                                                                    (U.S. Dollars in thousands)
Cash and cash equivalents --
   Deposit and money market accounts           $10,418   $  --    $  --    $  --   $  --    $   --     $10,418
   Short-term investment (4.5% at March 31,
     1999)                                       9,000      --       --       --      --        --       9,000

Long-term debt --
   Term loan, interest at 2.5% over LIBOR or
     at prime (7.2% at March 31, 1999)         $ 1,007   $1,157   $1,225   $1,250  $1,437   $16,972    $23,048


PART II

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operation or liquidity.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company filed a definitive proxy statement dated January 19, 1999, with the Securities and Exchange Commission in connection with its Annual Meeting of shareholders held on February 17, 1999. All eight persons nominated by management for election as directors, as discussed in the definitive proxy statement, were elected. In addition, shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999, casting ____ votes in favor of the ratification, ____ votes against the ratification and ____ abstentions. There were ____ broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

     (a)  Exhibit 27.1 - Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEPSI-COLA PUERTO RICO BOTTLING COMPANY

Date: May 17, 1999                     By:       /s/ Robert C. Pohlad
      ------------                        ------------------------------------
                                          Name: Robert C. Pohlad
                                          Title: Chief Executive Officer


            Signature                        Title                        Date
            ---------                        -----                        ----

/s/ John F. Bierbaum             Chief Financial Officer and Vice      May 17, 1999
-------------------------------  President (Principal
John F. Bierbaum                 Financial Officer)
