Form 10-Q/A
period 1999-03-31
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1999-05-21
CIK 948086

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q/A

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

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                       FOR THE THREE MONTHS ENDED MARCH 31

                                    Unaudited

               (U.S. Dollars in thousands, except per share data)


                                                    1999           1998
                                                  --------       --------
OPERATIONS:
     Net sales                                    $ 23,267       $ 22,943
     Cost of sales                                  17,997         16,931
                                                  --------       --------
    Gross profit                                     5,270          6,012

     Selling general and administrative
        expenses                                     7,703          8,033
     Losses on asset impairments                       267           --
                                                  --------       --------
       Loss from operations                         (2,700)        (2,021)
                                                  --------       --------
OTHER INCOME (EXPENSE):
     Interest expense                                 (442)          (629)
     Interest income                                   163            156
     Other, net                                        102            282
                                                  --------       --------
                                                      (177)          (191)
                                                  --------       --------

LOSS BEFORE INCOME TAXES                            (2,877)        (2,212)

INCOME TAX BENEFIT (EXPENSE)                           (17)         1,061
                                                  --------       --------

NET LOSS                                          $ (2,894)      $ (1,151)
                                                  ========       ========

COMPREHENSIVE INCOME (LOSS)                       $ (2,894)      $ (1,151)
                                                  ========       ========

NET LOSS PER COMMON SHARE                         $  (0.13)      $  (0.05)
                                                  ========       ========

NET LOSS PER COMMON SHARE-ASSUMING
   DILUTION                                       $  (0.13)      $  (0.05)
                                                  ========       ========

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING (IN THOUSANDS)              $ 21,690       $ 21,500
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

THE COMPANY

GENERAL.

The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.


                                                          INTERIM
                                                     1999           1998
                                                    ------         ------

       Net Sales                                     100.0%        100.0%
       Cost of Sales                                  77.3          73.8
       Gross Profit                                   22.7          26.2
       Selling, General and Administrative Expenses   33.1          35.0
       Special Charges                                 1.1            --
       Income (Loss) from Operations                 (11.6)         (8.8)
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


GROSS PROFIT. As a result of the above factors, gross profit for the Company decreased $0.7 million or 12.3% to $5.2 million for the 1999 interim period as compared to the 1998 interim period.

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


Selling and marketing expenses for the Company decreased by $0.8 million, or 13.9% to $4.2 million for the 1999 interim period as compared to the 1998 interim period. The decrease reflects a $0.3 million reduction in fleet costs achieved through buy-out of a full-service lease for certain delivery vehicles. In addition, marketing and other operating costs were reduced.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company filed a definitive proxy statement dated January 19, 1999, with the Securities and Exchange Commission in connection with its Annual Meeting of shareholders held on February 17, 1999. All eight persons nominated by management for election as directors, as discussed in the definitive proxy statement, were elected. In addition, shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending December 31, 1999, casting 35,513,093 votes in favor of the ratification, 6,683 votes against the ratification and 12,463 abstentions. There were 0 broker non-votes.

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

Date: May 21, 1999                     By:       /s/ Robert C. Pohlad
      ------------                        ------------------------------------
                                          Name: Robert C. Pohlad
                                          Title: Chief Executive Officer




            Signature                        Title                        Date
            ---------                        -----                        ----

/s/ John F. Bierbaum             Chief Financial Officer and Vice      May 21, 1999
-------------------------------  President (Principal
John F. Bierbaum                 Financial Officer)
