Form 10-Q
period 1999-06-30
PEPSI COLA PUERTO RICO BOTTLING CO
filed 1999-08-16
CIK 948086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 Yes [X]  No [ ]

         As of August 16, 1999, there were 21,690,000 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 16,690,000 shares of Class B Common Stock.

================================================================================

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------

PART I
    ITEM 1.   FINANCIAL STATEMENTS ........................................  2
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ......................... 10
    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .. 15

PART II.
    ITEM 1.   LEGAL PROCEEDINGS ........................................... 16
    ITEM 5.   OTHER INFORMATION............................................ 16
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................ 17

          CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report include forward looking statements regarding possible future events, including, the Company's proposed acquisition of Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Company, Inc. ("Dakota") estimated capital expenditures, seasonality of the Company's business and the Company's intentions with respect to dividend payments. Such forward looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results implied by such forward looking statements. The Company cautions the public not to place undue reliance on forward looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward looking statements include material changes in the relationship between the Company and PepsiCo, Inc.; any material change to the proposed acquisition of Delta and Dakota; inability to achieve additional cost savings and continued competitive pressures with respect to pricing and volume in the Puerto Rico market, which could result in continued erosion of market share; unexpected developments which prevent improved results from the Company's marketing activities; and other factors, including economic, climatic and political conditions in Puerto Rico, and the impact of such conditions on consumer spending.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                          (U. S. Dollars in thousands)

                                                                 June 30,   December 31,
                                                                   1999        1998
ASSETS                                                          (unaudited)
                                                                 --------    --------
CURRENT ASSETS:
     Cash and cash equivalents                                   $  7,801    $ 19,418
     Receivables, net of allowance for doubtful
       accounts of $1,577 and $2,402
         Trade                                                     13,351      13,043
         Due from PepsiCo, Inc. and affiliated companies            2,376       2,008
         Other                                                      2,412       2,248
     Inventories                                                    3,308       2,505
     Bottles, cases and shells                                        820       1,409
     Deferred income taxes                                             32          49
     Prepaid expenses and other current assets                      4,820       4,422
                                                                 --------    --------
         Total current assets                                      34,920      45,102
                                                                 --------    --------

PROPERTY AND EQUIPMENT:
     Land and improvements                                          6,893       6,893
     Buildings and improvements                                    14,557      14,779
     Machinery, equipment and vehicles                             52,558      47,881
     Furniture and fixtures                                         1,739       1,809
     Construction in process                                         --         1,250
                                                                 --------    --------
                                                                   75,747      72,612
     Less accumulated depreciation                                (29,634)    (30,150)
                                                                 --------    --------
                                                                   46,113      42,462
                                                                 --------    --------

OTHER ASSETS:
     Deferred income taxes                                          1,221       1,221
     Long-lived assets for sale, principally land and building      2,615       2,615
     Intangible assets, net of accumulated amortization             1,112       1,259
     Note receivable                                                  379        --
     Other assets                                                     572         192
                                                                 --------    --------
                                                                    5,899       5,287
                                                                 --------    --------
         Total assets                                            $ 86,932    $ 92,851
                                                                 ========    ========

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

              (U. S. Dollars in thousands, except per share data)

                                                              June 30,    December 31,
                                                                1999         1998
LIABILITIES AND SHAREHOLDERS' EQUITY                        (unaudited)
                                                             ---------    ---------
CURRENT LIABILITIES:
     Current installments of long-term debt                  $   1,070    $   1,007
     Current installments of capital lease obligations              17           41
     Accounts payable                                            6,411        3,842
     Accrued expenses                                            7,571        9,455
                                                             ---------    ---------
         Total current liabilities                              15,069       14,345
                                                             ---------    ---------

LONG-TERM DEBT, excluding current installments                  20,823       22,073
CAPITAL LEASE OBLIGATIONS, excluding current installments         --              7
ACCRUED PENSION COST                                             1,558        1,805

SHAREHOLDERS' EQUITY:
     Class A common shares, $0.01 par value;
       authorized, issued and outstanding 5,000,000 shares          50           50

     Class B common shares, $0.01 par value;
       authorized 35,000,000 shares, issued and
       outstanding 16,690,000 shares                               167          167

     Additional paid-in capital                                127,516      127,516
     Accumulated deficit                                       (75,955)     (70,765)
     Deferred compensation                                        (406)        (457)
     Accumulated other comprehensive income (loss)              (1,890)      (1,890)
                                                             ---------    ---------

         Total shareholders' equity                             49,482       54,621
                                                             ---------    ---------

         Total liabilities and shareholders' equity          $  86,932    $  92,851
                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        FOR THE SIX MONTHS ENDED JUNE 30

                                    Unaudited

                 (U.S. Dollars in thousands, except share data)

                                                      1999        1998
                                                    --------    --------
OPERATIONS:
     Net sales                                      $ 50,075    $ 48,785
     Cost of sales                                    37,936      36,193
                                                    --------    --------
         Gross profit                                 12,139      12,592

     Selling, general and administrative expenses     15,760      16,982
     Fees related to combination of interests            692        --
     Losses on asset impairments                         267        --
                                                    --------    --------
         Loss from operations                         (4,580)     (4,390)
                                                    --------    --------

OTHER INCOME (EXPENSE):
     Interest expense                                   (860)     (1,239)
     Interest income                                     217         332
     Other, net                                          102         166
                                                    --------    --------
                                                        (541)       (741)
                                                    --------    --------

LOSS BEFORE INCOME TAXES                              (5,121)     (5,131)

INCOME TAX BENEFIT (EXPENSE)                             (69)        922
                                                    --------    --------

NET LOSS                                            $ (5,190)   $ (4,209)
                                                    ========    ========

COMPREHENSIVE INCOME (LOSS)                         $ (5,190)   $ (4,209)
                                                    ========    ========

NET LOSS PER COMMON SHARE                           $  (0.24)   $  (0.20)
                                                    ========    ========

NET LOSS PER COMMON SHARE-ASSUMING DILUTION         $  (0.24)   $  (0.20)
                                                    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (IN THOUSANDS)                            21,690      21,500
                                                    ========    ========



   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                       FOR THE THREE MONTHS ENDED JUNE 30

                                    Unaudited

                 (U.S. Dollars in thousands, except share data)

                                                      1999        1998
                                                    --------    --------
OPERATIONS:
     Net sales                                      $ 26,808    $ 25,842
     Cost of sales                                    19,939      19,261
                                                    --------    --------
         Gross profit                                  6,869       6,581

     Selling, general and administrative expenses      8,057       8,950
     Fees related to combination of interests            692        --
     Losses on asset impairments                        --          --
                                                    --------    --------
         Loss from operations                         (1,880)     (2,369)
                                                    --------    --------

OTHER INCOME (EXPENSE):
     Interest expense                                   (418)       (610)
     Interest income                                      54         176
     Other, net                                         --          (116)
                                                    --------    --------
                                                        (364)       (550)
                                                    --------    --------

LOSS BEFORE INCOME TAXES                              (2,244)     (2,919)

INCOME TAX BENEFIT (EXPENSE)                             (52)       (139)
                                                    --------    --------

NET LOSS                                            $ (2,296)   $ (3,058)
                                                    ========    ========

COMPREHENSIVE INCOME (LOSS)                         $ (2,296)   $ (3,058)
                                                    ========    ========

NET LOSS PER COMMON SHARE                           $  (0.11)   $  (0.14)
                                                    ========    ========

NET LOSS PER COMMON SHARE-ASSUMING DILUTION         $  (0.11)   $  (0.14)
                                                    ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (IN THOUSANDS)                            21,690      21,500
                                                    ========    ========


   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30

                                    Unaudited

                           (U.S. Dollars in thousands)

                                                                   1999        1998
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $ (5,190)   $ (4,209)
     Adjustments to reconcile net loss to net cash
       used in operating activities-
         Losses on asset impairments                                  267        --
         Depreciation and amortization                              2,474       2,646
         Deferred income taxes                                         17        --
         Amortization of deferred compensation                         51        --
         Fees related to combination of interests, net of payments    600        --
         Changes in current assets and liabilities:
              Receivables                                          (1,665)       (971)
              Inventories                                            (818)       (843)
              Bottles, cases and shells                               (63)       --
              Prepaid expenses and other current assets              (325)     (1,358)
              Accounts payable                                      2,690       2,910
              Accrued expenses                                     (2,202)        595
         Other, net                                                  (178)       (273)
                                                                 --------    --------
         Net cash used in operating activities                     (4,342)     (1,503)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                          (6,793)     (1,053)
     Proceeds from sales of property and equipment                   --           316
     Proceeds from sale of business                                   700        --
                                                                 --------    --------
         Net cash used in investing activities                     (6,093)       (737)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of short-term debt                                   --          (266)
     Borrowings (repayments) of long-term debt                     (1,159)        282
     Repayment of capital lease obligations                           (23)       (632)
                                                                 --------    --------
         Net cash used in financing activities                     (1,182)       (616)
                                                                 --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (11,617)     (2,856)
CASH AND CASH EQUIVALENTS, beginning of period                     19,418      13,814
                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period                         $  7,801    $ 10,958
                                                                 ========    ========

   The accompanying notes are an integral part of these financial statements.

            PEPSI-COLA PUERTO RICO BOTTLING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (U.S. Dollars in thousands)

                                    Unaudited

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Pepsi-Cola Puerto Rico Bottling Company and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of June 30, 1999, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the three months ended December 31, 1998. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.   RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

3.   COMBINATION OF INTERESTS:

On June 28, 1999, the Company entered into share exchange agreements with the shareholders of two related party entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Company, Inc. ("Dakota"). The Company, Delta and Dakota share common ownership and are under the common control of Pohlad Companies, the principal partner in P-PR Transfer, LLP. Accordingly, the combination will be accounted for as a merger of entities under common control. The combination is subject to the approval of the Company's shareholders.

During the three months ended June 30, 1999, the Company incurred approximately $1,120 in professional fees and other related costs related to the combination of interests. Costs of approximately $692 attributable to combining the common equity interests of the Company, Delta and Dakota have been expensed, while remaining costs of approximately $428 attributable to the acquisition of Delta's minority interests under the "purchase" method of accounting have been capitalized as other long-term assets in the accompanying consolidated balance sheet.

4.   SALE OF BUSINESS:

During the three months ended December 31, 1998, the Company agreed to sell substantially all net assets relating to the bottling, sale and distribution of potable water under the "Cristalia" tradename to Cristalia Acquisition Corp. (the "purchaser"), and recorded a $250 non-cash charge for the estimated impairment of the net assets. The noncash charge was reflected as a writedown of Cristalia's long-lived assets in the December 31, 1998 consolidated balance sheet.

The sale was finalized in April 1999 and resulted in an additional impairment charge of $267. This charge was recorded during the three months ended March 31, 1999. The sales price of $1,200 consisted of $700 cash and a $500 note receivable due in four annual installments beginning March 31, 2000. The note receivable bears interest at the Treasury Rate, as defined (approximately 6% as of June 30, 1999) and is unsecured. Current installments on the note receivable of approximately $121 are included in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

5.   LONG TERM DEBT:

The Company maintains a credit agreement with Banco Popular which provides for a term loan of $25,000, payable with 120 principal payments and a balloon payment at maturity on April 1, 2007 of $11,800. The credit agreement also includes a $5,000 revolving credit facility. There were no borrowings outstanding under the revolving credit facility, as of June 30, 1999 or December 31, 1998. In connection with the sale of the business described in Note 4, the Company made an additional $650 principal payment on outstanding long-term debt.

6.   RESTRUCTURING CHARGE:

In July 1998, a restructuring charge of $1,728 was established under a plan to improve the Company's performance. The charge included approximately $679 of severance and related charges, $224 of accruals for future payments to exit activities, including canceling lease agreements, and $825 of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. During 1998, severance payments and payments relating to other exit activities approximated $456 and $224, respectively. Severance payments during the six month period ended June 30, 1999 approximated $171.

7.   INVENTORIES:

Inventories include the following:

                                   June 30,     December 31,
                                    1999           1998
                                   ------         ------

            Raw materials          $1,540         $1,074
            Finished goods          1,768          1,431
                                   ------         ------
                                   $3,308         $2,505
                                   ======         ======

8.   INSURANCE PROCEEDS FROM BUSINESS INTERRUPTION LOSSES:

In 1998, the Company incurred business interruption and other losses resulting from Hurricane Georges. As the collection of a claim filed under the Company's business interruption insurance policy was probable, the Company recorded $1,655 in anticipated recoveries attributable to business interruption and other losses. During the six months ended June 30, 1999, the Company collected the anticipated amount of insurance recoveries.

9.   STOCK OPTION PLANS:

The Company maintains two stock option plans pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates. One of these stock option plans is not a qualified plan. Stock options under this plan may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with the APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value of shares granted under the plan for below market options, and is expensed over the vesting period of the options. In 1998, the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. During the six months ended June 30, 1999, deferred compensation expense of $51 was recorded related to this grant.

10.  EARNINGS PER SHARE:

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

11.  SUBSEQUENT EVENT:

On July 30, 1999, the Company entered into a contract rights release agreement with Seven-UP/RC Bottling Company of Puerto Rico, Inc. ("Seven-UP") pursuant to which Seven-UP released its exclusive rights for the production and distribution of the "Seven-UP," "Sunkist," "Welch's" and "Schweppes" brands in Puerto Rico. The purchase price consisted of $12,000 cash. The Company obtained such releases as a precondition to its entry into franchise agreements with each respective franchisor. On July 30, 1999 the Company amended their note with Banco Popular De Puerto Rico to $40,000. The additional increase was used to fund the Seven-UP acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the unaudited Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of June 30, 1999 and December 31, 1998, and for the six month periods ended June 30, 1999 and June 30, 1998 and for the three month periods ended June 30, 1999 and June 30, 1998. Certain prior year balances have been reclassified to conform to the current year presentation.

CHANGE IN FISCAL YEAR.

During 1998, the Company changed its fiscal year end from September 30 to December 31. A transition report on Form 10-K was filed for the period from October 1, 1998 through December 31, 1998. This report on Form 10-Q includes information for the six month and three month periods ended June 30, 1999 and June 30, 1998.

CHANGE IN CONTROL.

On July 17, 1998, P-PR Transfer, LLP, a Delaware registered limited liability partnership (the "Partnership") and V. Suarez & Co., Inc., a Puerto Rico corporation ("Suarez"), purchased an aggregate of 5,000,000 shares of the Class A common stock, par value $.01 per share (the "Class A Shares"), and 6,210,429 shares of the Class B common stock, par value $.01 per share (the "Class B Shares"), of the Company. The Partnership is a joint venture between Pohlad Companies, a holding company including independent Pepsi-Cola bottlers, and PepsiCo, Inc. The Company in a current report on Form 8-K previously disclosed the transactions filed with the Securities and Exchange Commission on July 31, 1998

In connection with the change in control, the Company issued warrants to the Partnership and Suarez dated July 17, 1998 for the purchase of 1,360,000 Class B Shares and 340,000 Class B Shares, respectively, exercisable at $6.875 per share at any time during a period of seven years and six months after the date of the warrants. The warrants may be transferred and give the holders one demand and unlimited piggyback registration rights.

Also, in connection with the change in control, six of the Company's seven directors resigned on July 17, 1998. Effective July 18, 1998, the size of the Board of Directors was increased to eight members and seven new directors were appointed, each of whom were designated by the Partnership. Also effective July 18, 1998, certain of the Company's officers resigned.

RESTRUCTURING CHARGE.

During the fiscal year ended September 30, 1998, a restructuring charge of $1.7 million was established under a plan to improve the Company's performance. The charge includes approximately $0.7 million of severance and related charges for the elimination of 17 administrative personnel, $0.2 million of accruals for future payments to exit activities, including canceling lease agreements, and $0.8 million of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. Management anticipates the restructuring plan will provide savings beginning in 1999. Severance payments in the six month period ended June 30, 1999 totaled approximately $0.2 million.

SEASONALITY.

The historical results of operations of the Company have not been significantly seasonal. However the Company anticipates that its results of operations in the future may become more seasonal, with higher demand in the summer and holiday seasons.

PENDING ACQUISITION OF DELTA AND DAKOTA.

During the second quarter of 1999, the Company announced an agreement in principle to combine with two related Pepsi-Cola bottlers, Delta Beverage Group, Inc. and Dakota Beverage Company, Inc. The three companies generated combined revenues in 1998 of approximately $530 million. PepsiCo, Inc. (NYSE:
PEP) will hold a 24% equity interest in the combined company, which will be PepsiCo's third largest anchor bottler. The Company filed copies of the exchange agreements, pursuant to which it will acquire Delta and Dakota, as exhibits to its report on Form 8-K filed on July 15, 1999. All three companies have been under common management since Pohlad Companies of Minneapolis, Minnesota, purchased a controlling interest in the Company in July 1998, through a joint venture with PepsiCo. Pohlad Companies also holds a controlling interest in Delta and Dakota. Completion of the transaction is subject to a number of conditions, including the approval of the Company's shareholders and franchisor consents.

THE COMPANY

GENERAL.

The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                           Six Months Ended   Three Months Ended
                                              June 30,             June 30
                                           ---------------    ------------------
                                            1999      1998      1999      1998
                                           -----     -----     -----     -----
         Net Sales                         100.0%    100.0%    100.0%    100.0%
         Cost of Sales                      75.8      74.2      74.4      74.5
         Gross Profit                       24.2      25.8      25.6      25.5
         Selling, General and
           Administrative Expenses          31.5      34.8      30.1      34.6
         Special Charges                     1.9       --        2.6       --
         Income (Loss) from Operations      (9.1)     (9.0)     (7.0)     (9.2)
                                           =====     =====     =====     =====

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998.

NET SALES. For the quarter ended June 30, 1999, net sales for the Company increased $1.0 million to $26.8 million, a 3.7% increase over the quarter ended June 30, 1998. The sales increase for the quarter was driven by a 7.0% increase in case volume sales. Case volume gains reflected higher sales through supermarkets of packages with lower unit selling prices, but more favorable margins, during the quarter.

COST OF SALES. Cost of sales for the Company increased $0.7 million, or 3.5%, to $19.9 million for the quarter ended June 30, 1999, in comparison to the quarter ended June 30, 1998. This increase was due primarily to the increased sales volume. The effect of those increases in costs were reduced by the effect of a modest shift in product mix towards cans which have a lower cost than plastic bottles.

GROSS PROFIT. As a result of the above factors, gross profit for the Company increased $0.3 million, or 4.4%, to $6.9 million for the quarter ended June 30, 1999, as compared to the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets. The Company's selling and marketing expenses are shown net of all such reimbursements from PepsiCo.

Selling, general and administrative expenses for the Company decreased by $0.9 million, or 10.0%, to $8.1 million for the quarter ended June 30, 1999, as compared to the quarter ended June 30, 1998. The Company's provision for bad debt allowance was decreased by $1.0 million in the quarter ended June 30, 1999.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, income (loss) from operations for the Company decreased to $(1.9) million in the quarter ended June 30, 1999, from $(2.4) million in the quarter ended June 30, 1998.

SPECIAL CHARGES. During the quarter ended June 30, 1999, the Company incurred approximately $1.1 million in professional fees and other related costs related to the combination of interests. Costs of approximately $0.7 million attributable to combining the common equity interests of the Company, Delta and Dakota have been expensed, while remaining costs of approximately $0.4 million attributable to the acquisition of Delta's minority interests under the "purchase" method of accounting have been capitalized as other long-term assets in the accompanying consolidated balance sheet.

NET INCOME (LOSS). Net income (loss) decreased to $(2.3) million in the quarter ended June 30, 1999, from $(3.1) million during the quarter ended June 30, 1998. This decrease is the result of higher operating income and an decreased interest and income tax expense.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

NET SALES. Net sales for the Company increased $1.3 million, or 2.6%, to $50.1 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. Case volume sales increased 7.9% during the six months ended June 30, 1999, as compared to the same six months in 1998. However, the effect of this increase was reduced by reductions in revenue from the sale of fountain products and home delivered bulk water. Net sales in the six months ended June 30, 1998 included $1.5 million received in settlement of franchise company marketing support claims from prior periods.

COST OF SALES. Cost of sales for the Company increased $1.7 million, or 4.8%, for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. This increase was due primarily to the increased sales volume but also reflected expenses for repair and maintenance of production lines that were $0.5 million higher than the six months ended June 30, 1998. The effect of those increases in costs were reduced by the effect of a modest shift in product mix towards cans which have a lower cost than plastic bottles.

GROSS PROFIT. As a result of the above factors, gross profit for the Company decreased $0.5 million, or 3.6%, to $12.1 million for the six months ended June 30, 1999, as compared to the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The Company has a number of marketing arrangements with PepsiCo pursuant to which the Company is required to make certain investments in marketing, new products, packaging introductions and certain capital goods. The Company receives reimbursements from PepsiCo for a portion of such expenditures, which it is able to use to offset traditional marketing expenses or to acquire fixed assets. The Company's selling and marketing expenses are shown net of all such reimbursements from PepsiCo.

Selling, general and administrative expenses for the Company decreased by $1.2 million, or 7.2%, to $15.8 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The decrease reflects a $0.3 million reduction in fleet costs achieved through buy-out of a full-service lease for certain delivery vehicles. In addition, marketing and other operating costs were reduced. There continues to be a reduction in administrative staffing and expenditures for outside professional services during the six months ended June 30, 1999, as compared to the same period in 1998.

SPECIAL CHARGES. During the six months ended June 30, 1999, the Company incurred approximately $1.1 million in professional fees and other related costs related to the combination of interests. Costs of approximately $0.7 million attributable to combining the common equity interests of the Company, Delta and Dakota have been expensed, while remaining costs of approximately $0.4 million attributable to the acquisition of Delta's minority interests under the "purchase" method of accounting have been capitalized as other long-term assets in the accompanying consolidated balance sheet. In the six months ended June 30, 1999, the Company reduced the carrying value of assets related to its Cristalia water division by $0.3 million. This adjustment reflects the effect of the sale of this division for $1.2 million in April 1999.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, the Company had a loss from operations for the six months ended June 30, 1999 of $(4.6) million, compared to a loss of $(4.4) million for the same period in 1998.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 was $0.9 million, compared to $1.2 million for the same period in 1998. This is a result of reductions of long-term debt.

NET INCOME (LOSS). Net income (loss) increased to $(5.2) million in the six months ended June 30, 1999, from $(4.2) million during the six months ended June 30, 1998. This increase is the result of lower operating income and an increased income tax expense. In the six months ended June 30, 1998, the Company recognized the effect of a carryback to prior income tax periods of expenses incurred in settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1999, the Company had $7.8 million of cash and cash equivalents. Indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations at June 30, 1999 totaled $21.9 million, which included $1.1 million of current and short-term obligations.

Net cash used in operating activities for the Company was $4.3 million for the six months ended June 30, 1999, as compared with $1.5 million for the same period in 1998.

Net cash used in investing activities for the Company was $6.1 million for the six months ended June 30, 1999, as compared with $0.7 million for the same period in 1998. The increase in cash used in investing activities reflects purchases of equipment to buy-out a full service lease for delivery vehicles, to acquire additional vehicles to expand the direct servicing of accounts previously serviced by wholesalers and to place additional marketing equipment.

Cash flows used in financing activities for the Company were $1.1 million for the six months ended June 30, 1999, as compared with $0.6 for the same period in 1998. During the six months ended June 30, 1998, the Company borrowed an additional $0.8 million on a long term basis. Additional loans were not incurred in the six months ended June 30, 1999.

In April 1999, the Company completed the sale of the Cristalia water business. The sales price of $1.2 million was comprised of $0.7 million cash and $0.5 million note receivable. The majority of the cash proceeds were used to prepay amounts due on long-term debt.

The Company's long-term debt is due in the twelve months following June 30, 1999, under the terms of the Third Restated Credit Agreement. The Company may prepay certain of the loans subject to the terms and conditions of the Third Restated Credit Agreement with Banco Popular de Puerto Rico.

Under the terms of the Third Restated Credit Agreement, the Company must maintain a minimum tangible net worth (as defined in the Third Restated Credit Agreement) of $26.0 million on September 30, 1999, $24.5 million, at December 31, 1999, and $23.5 million through April 25, 2000. In addition, under certain circumstances, the Company may be required to prepay a portion of the debt. Specifically, net proceeds of capital asset dispositions over $0.25 million per year, insurance recoveries other than for business interruption not promptly applied toward repair or replacement, and a portion of excess cash flow (as defined in the Third Restated Credit Agreement), must be applied toward early repayment of the amounts outstanding under this agreement. The entire principal amount of loans outstanding under the Third Restated Credit Agreement becomes immediately due and payable if the Company violates any of these financial restrictions. Furthermore, the Company may not pay dividends without the consent of Banco Popular under the Third Restated Credit Agreement.

The Company believes that as of August 16, 1999 it is in full compliance with the terms of the Third Restated Credit Agreement.

Pursuant to the Third Restated Credit Agreement, the Company has granted Banco Popular a security interest in all its machinery and equipment, receivables, inventory and the real property on which the Toa Baja Plant and the Rio Piedras Plant are located.

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

Delta Beverage Group, Inc. ("Delta"), a company affiliated with P-PR Transfer, LLP, provides information services to the Company, including the use of information systems and technology, under an accounting services agreement executed in fiscal year 1998. The Company completed its transition to Delta's systems, hardware and software during the first quarter of 1999. Below is a discussion of the Company's Year 2000 readiness and planning status, which has been developed based upon Year 2000 planning.

The Company's production facility uses equipment that operates using computer control systems based upon programmed logic controllers. The Company completed a Year 2000 compliance evaluation of these systems. The Company also uses computer systems to forecast demand, order raw materials, monitor inventory levels, ship product and record shipments. The software that runs these processes is a combination of commercially available software and internally developed applications. The Company's initial assessment indicated that these applications were Year 2000 compliant, and the Company, through Delta, completed the testing of these applications. The Company relies on a supply chain to produce and distribute its products from manufacturing facilities to distribution warehouses and finally to customers. The Company's distribution centers use a common supply chain management application that is Year 2000 compliant.

In order to assess the external risks to the Company, Delta distributed Year 2000 readiness surveys to the Company's suppliers and key customers. The Company is waiting for the responses from suppliers and customers to complete the assessment.

The Company has not incurred material incremental costs associated with its Year 2000 plan. This is due in part to the recent conversion to systems provided by Delta. Within the last 18 months, Delta has replaced most software applications in use before 1993 with systems that are Year 2000 compliant. The Company believes that the remaining costs associated with addressing Year 2000 compliance issues will not be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, primarily variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to investments, and short- and long-term debt obligations. The Company places its investments in high-quality securities with major financial institutions while limiting exposure to any one issuer. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the six months ended June 30, 1999.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operation or liquidity.

ITEM 5. OTHER INFORMATION

On July 30, 1999, the Company entered into a contract rights agreement with Seven-Up/RC Bottling Company of Puerto Rico, Inc ("Seven-UP") pursuant to which Seven-UP released its exclusive rights for the production and distribution of the "Seven-UP," "Sunkist," "Welch's" and "Schweppes" brands in Puerto Rico. In exchange for these releases, the Company used working capital to pay Seven-UP $12.0 million in cash. The purchase price was based on negotiations between the Company and Seven-UP. The Company obtained such releases as a precondition to its expected entry into franchise agreements with each respective franchisor. With the addition of these brands, the Company expects to increase its case volume production by approximately 20%.

On August 3, 1999, the Company entered into an asset purchase agreement with Seven-UP pursuant to which the Company acquired from Seven-UP certain customer information, owned vehicles, equipment and leased vehicle contracts. In exchange for these assets, the Company used working capital to pay Seven-UP $30,300 in cash and to pay unrelated third party lessors $468,597 in cash. Seven-UP used the assets in connection with its production and distribution of the "Seven-UP," "Sunkist," "Welch's" and "Schweppes" brands in Puerto Rico. If the Company enters franchise agreements with each respective franchisor, the Company expects to use the assets for the same purpose.

The Company has filed the contract rights release agreement and the asset purchase agreement as exhibits to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibit 10.1 - Contract Rights Release Agreement, dated July 30,
                              1999, between Seven-UP/RC Bottling Company of Puerto Rico, Inc. and Pepsi-Cola Puerto Rico Bottling Company.

               Exhibit 10.2 - Asset Purchase Agreement, dated August 3, 1999, between Seven-UP/RC Bottling Company of Puerto Rico, Inc. and Pepsi-Cola Puerto Rico Bottling Company.

               Exhibit 27.1 - Financial Data Schedule.

        (b) The Company filed the following report on Form 8-K with the SEC during the quarter for which this report is filed:

                    1. The Company's Current Report on Form 8-K, filed on June
                       28, 1999, relating to the agreements in principle to acquire Delta Beverage Group, Inc. and Dakota Beverage Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1999

                                         PEPSI-COLA PUERTO RICO BOTTLING COMPANY

                                                    /s/ Robert C. Pohlad
                                             -----------------------------------
                                          By:       Name: Robert C. Pohlad
                                                Title: Chief Executive Officer



     Signature                          Title                         Date
---------------------- ---------------------------------------- ----------------
                           Chief Financial Officer and Vice
/s/  John F. Bierbaum   President (Principal Financial Officer)  August 16, 1999
----------------------
  John F. Bierbaum

EXHIBIT INDEX

Exhibit 10.1 Contract Rights Release Agreement, dated July 30, 1999, between Seven-UP/RC Bottling Company of Puerto Rico, Inc. and Pepsi-Cola Puerto Rico Bottling Company.

Exhibit 10.2 Asset Purchase Agreement, dated August 3, 1999, between Seven-UP/RC Bottling Company of Puerto Rico, Inc. and Pepsi-Cola Puerto Rico Bottling Company.

Exhibit 27.1    Financial Data Schedule