Form 10-Q
period 1999-09-30
PEPSIAMERICAS INC
filed 1999-11-15
CIK 948086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13914

                               PEPSIAMERICAS, INC.

             (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                   ###-##-####
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                            3800 DAIN RAUSCHER PLAZA
                              60 SOUTH SIXTH STREET
                          MINNEAPOLIS, MINNESOTA 55402
          (Address of Principal Executive Offices, including Zip Code)

                                 (612) 661-3830
              (Registrant's Telephone Number, including Area Code)

                     PEPSI-COLA PUERTO RICO BOTTLING COMPANY
                                  (Former Name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

As of November 15, 1999, there were 86,760,006 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 81,760,006 shares of Class B Common Stock.

================================================================================

                                TABLE OF CONTENTS


                                                                                      PAGE NO.
                                                                                      --------
PART I
    ITEM 1.   FINANCIAL STATEMENTS ................................................      2
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                       11
    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........     17

PART II.
    ITEM 1.   LEGAL PROCEEDINGS ...................................................     18
    ITEM 5.   OTHER INFORMATION ...................................................     18
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ....................................     19

          CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report include forward looking statements regarding possible future events, estimated capital expenditures, and seasonality of the Company's business and the Company's intentions with respect to dividend payments. Such forward looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results implied by such forward looking statements. The Company cautions the public not to place undue reliance on forward looking statements, which may be based on assumptions and anticipated events that do not materialize. Factors which could cause the Company's actual results to differ from forward looking statements include (a) difficulties in integrating the operations of Delta and Dakota, (b) adverse effects of sales of the Class B Common Stock issued to Delta shareholders in the acquisitions after the expiration of a six-month lock-up period, (c) competitive pressures with respect to pricing in the Company's markets, (d) inability to achieve cost savings due to unexpected developments in the Company's markets, (e) changed plans regarding capital expenditures, (f) adverse developments with respect to economic, climatic and political conditions in the territories in which the Company operates, (g) impact of such conditions on consumer spending, (h) possible termination of franchise agreements, (i) adverse events affecting the popularity of PepsiCo and Cadbury Schweppes products, (j) possible termination of the management agreement with Pohlad Companies, (k) adverse effects of government regulations, including environmental regulations, (l) possible failure to achieve Year 2000 compliance on a timely basis, (m) possible product liability if any products cause injury, illness or death, and (n) possible product recall of products that become contaminated or are damaged or mislabeled. In the event one or more of these risks or uncertainties materializes, or the underlying assumptions prove incorrect, the Company's actual financial results could differ materially from those expressed in the forward-looking statements.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
           (Formerly Known As Pepsi-Cola Puerto Rico Bottling Company)
                           CONSOLIDATED BALANCE SHEETS

                          (U. S. Dollars in thousands)

                                                                                  September 30,
                                                                                      1999          December 31,
                                                                                   (unaudited)         1998
                                                                                ---------------   ---------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                      $     550         $  19,418
      Receivables, net of allowance for doubtful
        accounts of $1,499 and $2,402
           Trade                                                                        13,833            13,043
           Due from PepsiCo, Inc. and affiliated companies                               1,468             2,008
           Other                                                                         3,307             2,248
      Inventories                                                                        2,903             2,505
      Bottles, cases and shells                                                            818             1,409
      Deferred income taxes                                                                 32                49
      Prepaid expenses and other current assets                                          4,102             4,422
                                                                                ---------------   ---------------
           Total current assets                                                         27,013            45,102
                                                                                ---------------   ---------------
PROPERTY AND EQUIPMENT:
      Land and improvements                                                              9,127             6,893
      Buildings and improvements                                                        14,749            14,779
      Machinery, equipment and vehicles                                                 54,511            47,881
      Furniture and fixtures                                                             1,720             1,809
      Construction in process                                                              ---             1,250
                                                                                ---------------   ---------------
                                                                                        80,107            72,612
      Less accumulated depreciation                                                    (30,610)          (30,150)
                                                                                ---------------   ---------------
                                                                                        49,497            42,462
                                                                                ---------------   ---------------
OTHER ASSETS:
      Deferred income taxes                                                              1,221             1,221
      Long-lived assets for sale, principally land and building                            ---             2,615
      Intangible assets, net of accumulated amortization                                13,772             1,259
      Note receivable                                                                      360               ---
      Other assets                                                                         619               192
                                                                                ---------------   ---------------
                                                                                        15,972             5,287
                                                                                ---------------   ---------------
           Total assets                                                              $  92,482         $  92,851
                                                                                ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
           (Formerly Known As Pepsi-Cola Puerto Rico Bottling Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

               (U. S. Dollars in thousands, except per share data)

                                                               September 30,
                                                                   1999          December 31,
                                                               (unaudited)          1998
                                                              -------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current installments of long-term debt                    $   1,092      $   1,007
      Current installments of capital lease obligations                 6             41
      Accounts payable                                              3,739          3,842
      Accrued expenses                                              5,710          9,455
                                                                ---------      ---------
           Total current liabilities                               10,547         14,345
                                                                ---------      ---------
LONG-TERM DEBT, excluding current installments                     33,183         22,073
CAPITAL LEASE OBLIGATIONS, excluding current installments              --              7
ACCRUED PENSION COST                                                1,044          1,805
SHAREHOLDERS' EQUITY:
      Class A common shares, $0.01 par value;
        authorized, issued and outstanding 5,000,000 shares            50             50
      Class B common shares, $0.01 par value;
        authorized 35,000,000 shares, issued and
        outstanding 16,690,000 shares                                 167            167
      Additional paid-in capital                                  127,516        127,516
      Accumulated deficit                                         (77,755)       (70,765)
      Deferred compensation                                          (380)          (457)
      Accumulated other comprehensive income (loss)                (1,890)        (1,890)
                                                                ---------      ---------
           Total shareholders' equity                              47,708         54,621
                                                                ---------      ---------
           Total liabilities and shareholders' equity           $  92,482      $  92,851
                                                                =========      =========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
           (Formerly Known As Pepsi-Cola Puerto Rico Bottling Company)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

                 (U.S. Dollars in thousands, except share data)

                                                                           1999          1998
                                                                         --------      --------
OPERATIONS:
      Net sales                                                          $ 79,476      $ 73,888
      Cost of sales                                                        60,257        55,292
                                                                         --------      --------
           Gross profit                                                    19,219        18,596
      Selling, general and administrative expenses                         24,569        25,334
      Fees related to combination of interests                                731            --
      Restructuring charges                                                    --         1,728
      Provision (reversal) of legal and environmental reserves               (490)          760
      Losses on asset impairments                                             267           800
      Insurance proceeds from business interruption and other losses           --        (1,309)
                                                                         --------      --------
           Loss from operations                                            (5,858)       (8,717)
                                                                         --------      --------
OTHER INCOME (EXPENSE):
      Interest expense                                                     (1,331)       (1,774)
      Interest income                                                         366           603
      Other, net                                                              (33)          164
                                                                         --------      --------
                                                                             (998)       (1,007)
                                                                         --------      --------
LOSS BEFORE INCOME TAXES                                                   (6,856)       (9,724)
INCOME TAX BENEFIT (EXPENSE)                                                 (134)        1,103
                                                                         --------      --------
NET LOSS                                                                 $ (6,990)     $ (8,621)
                                                                         ========      ========
COMPREHENSIVE INCOME (LOSS)                                              $ (6,990)     $ (8,621)
                                                                         ========      ========
NET LOSS PER COMMON SHARE                                                $  (0.32)     $  (0.40)
                                                                         ========      ========
NET LOSS PER COMMON SHARE-ASSUMING DILUTION                              $  (0.32)     $  (0.40)
                                                                         ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING (IN THOUSANDS)                                                 21,690        21,521
                                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
           (Formerly Known As Pepsi-Cola Puerto Rico Bottling Company)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

                 (U.S. Dollars in thousands, except share data)

                                                                           1999          1998
                                                                         --------      --------
OPERATIONS:
      Net sales                                                          $ 29,401      $ 25,103
      Cost of sales                                                        22,321        19,099
                                                                         --------      --------
           Gross profit                                                     7,080         6,004
      Selling, general and administrative expenses                          8,809         8,352
      Fees related to combination of interests                                 39            --
      Restructuring charges                                                    --         1,728
      Provision (reversal) of legal and environmental reserves               (490)          760
      Losses on asset impairments                                              --           800
      Insurance proceeds from business interruption and other losses           --        (1,309)
                                                                         --------      --------
           Loss from operations                                            (1,278)       (4,327)
                                                                         --------      --------
OTHER INCOME (EXPENSE):
      Interest expense                                                       (471)         (535)
      Interest income                                                         149           271
      Other, net                                                             (135)           (2)
                                                                         --------      --------
                                                                             (457)         (266)
                                                                         --------      --------
LOSS BEFORE INCOME TAXES                                                   (1,735)       (4,593)
INCOME TAX BENEFIT (EXPENSE)                                                  (65)          181
                                                                         --------      --------
NET LOSS                                                                 $ (1,800)     $ (4,412)
                                                                         ========      ========
COMPREHENSIVE INCOME (LOSS)                                              $ (1,800)     $ (4,412)
                                                                         ========      ========
NET LOSS PER COMMON SHARE                                                $  (0.08)     $  (0.20)
                                                                         ========      ========
NET LOSS PER COMMON SHARE-ASSUMING DILUTION                              $  (0.08)     $  (0.20)
                                                                         ========      ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (IN THOUSANDS)        21,690        21,563
                                                                         ========      ========


   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
           (Formerly Known As Pepsi-Cola Puerto Rico Bottling Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

                           (U.S. Dollars in thousands)

                                                                                1999          1998
                                                                              ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                $ (6,990)     $ (8,621)
      Adjustments to reconcile net loss to net cash
        used in operating activities-
           Losses on asset impairments                                             267           800
           Restructuring charges                                                    --         1,728
           Provision (reversal) of legal and environmental reserves               (490)          760
           Insurance proceeds from business interruption and other losses           --        (1,309)
           Depreciation and amortization                                         3,585         3,977
           Deferred income taxes                                                    17           190
           Amortization of deferred compensation                                    77            --
           Fees related to combination of interests                                731            --
           Changes in current assets and liabilities:
                Receivables                                                     (2,134)        2,200
                Inventories                                                       (413)            5
                Bottles, cases and shells                                          (61)          202
                Prepaid expenses and other current assets                          393        (2,527)
                Accounts payable and accrued expenses                           (3,081)       (1,605)
           Other, net                                                             (136)          363
                                                                              --------      --------
           Net cash used in operating activities                                (8,235)       (3,837)
                                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                      (8,613)       (2,496)
      Purchase of Seven-UP franchise rights                                    (12,000)           --
      Proceeds from sales of property and equipment                                 --           492
      Proceeds from sale of business                                               700            --
      Mergers and acquisitions                                                  (1,223)           --
                                                                              --------      --------
           Net cash used in investing activities                               (21,136)       (2,004)
                                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Sales of common stock, net of equity issuance costs                           --        23,101
      Payment of deferred financing costs                                         (686)           --
      Proceeds from short-term debt                                                 --        72,784
      Repayments of short-term debt                                                 --       (78,214)
      Borrowings (repayments) of long-term debt                                 11,223            30
      Repayment of capital lease obligations                                       (34)         (954)
                                                                              --------      --------
           Net cash provided by financing activities                            10,503        16,747
                                                                              --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (18,868)       10,906
CASH AND CASH EQUIVALENTS, beginning of period                                  19,418        13,814
                                                                              ========      ========
CASH AND CASH EQUIVALENTS, end of period                                      $    550      $ 24,720
                                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
           (Formerly Known As Pepsi-Cola Puerto Rico Bottling Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          SEPTEMBER 30, 1999

                           (U.S. Dollars in thousands)

                                    Unaudited

1.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of PepsiAmericas, Inc. and Subsidiaries (formerly known as Pepsi-Cola Puerto Rico Bottling Company) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 1999, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the three months ended December 31, 1998. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

2.   RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

3.   COMBINATION OF INTERESTS:

On June 28, 1999, the Company entered into share exchange agreements with the shareholders of two related party entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Company, Inc. ("Dakota"). On October 1, 1999, the Company's shareholders approved the issuance of shares as outlined in the exchange agreements, as well as an amendment to the certificate of incorporation changing the Company's name to PepsiAmericas, Inc. On October 15, 1999, the Company issued 18,310,006 and 46,760,000, respectively, of its Class B Common Shares in connection with the acquisitions of Delta and Dakota, pursuant to these exchange agreements. Prior to the issuance of the Company's stock to the Delta and Dakota shareholders, the Company, Delta and Dakota shared common ownership and were under the common control of Pohlad Companies, the principal partner in P-PR Transfer, LLP. Pohlad Companies continues to be the controlling shareholder in PepsiAmericas, Inc. The combination will be accounted for as a merger of entities under common control.

During the nine months ended September 30, 1999, the Company incurred approximately $1,188 in professional fees and other related costs related to the combination of interests. Costs of approximately $731 attributable to combining the common equity interests of the Company, Delta and Dakota (including approximately $39 incurred in the quarter ended September 30, 1999) have been expensed, while remaining costs of approximately $457 attributable to the acquisition of Delta's minority interests under the "purchase" method of accounting have been capitalized as other long-term assets in the accompanying consolidated balance sheet.

4.   ACQUISITION:

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

5.   SALE OF BUSINESS:

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

The sale was finalized in April 1999 and resulted in an additional impairment charge of $267. This charge was recorded during the three months ended March 31, 1999. The sales price of $1,200 consisted of $700 cash and a $500 note receivable due in four annual installments beginning March 31, 2000. The note may be reduced by certain rebates earned by the purchaser on the distribution of Cristalia water by the Company. The note receivable bears interest at the Treasury Rate, as defined (approximately 6% as of September 30, 1999), and is unsecured. Current installments on the note receivable of approximately $113 are included in other receivables in the accompanying consolidated balance sheet.

6.   LONG TERM DEBT:

In order to finance the acquisition of the Seven-UP business and in contemplation of the combination of interests transaction (see Note 3), on July 30, 1999 the Company amended its existing credit facility with Banco Popular de Puerto Rico. The amended facility replaced the existing term loan due April 1, 2007 with two new first term loans, and two new second term loans totaling $10,000 were executed. Bank of America became a 55% participating bank in the credit facility with Banco Popular retaining the other 45%. The scheduled maturity of the term loans and revolving credit facility was changed to April 1, 2000.

On October 15, 1999, the Company entered into a new credit facility with Bank of America as the lead agent bank which included (1) a term loan of up to $95,000, the proceeds of which were used to repay all of the Company's existing indebtedness as well as indebtedness of Delta and Dakota, payable in 16 (uneven) quarterly principal payments through September 30, 2003; and (2) a revolving credit facility of up to $90,000, including a letter of credit facility of up to $2,500 and a swing line facility of up to $5,000. The revolving credit facility matures on October 14, 2002.

7.   RESTRUCTURING CHARGE:

In July 1998, a restructuring charge of $1,728 was established under a plan to improve the Company's performance. The charge included approximately $679 of severance and related charges, $224 of accruals for future payments to exit activities, including canceling lease agreements, and $825 of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. During 1998, severance payments and payments relating to other exit activities approximated $456 and $224, respectively. Severance payments during the nine month period ended September 30, 1999 approximated $223.

8.   LEGAL AND ENVIRONMENTAL CHARGES:

During the quarter ended September 30, 1998, the Company recorded a provision of $760 to increase its legal and environmental reserves, principally to remove four underground storage tanks and remediate soil contamination at the former manufacturing facility, to settle two outstanding supplier claims and to establish legal reserves for various litigation, claims and assessments. During the quarter ended September 30, 1999, the Company successfully subrogated the environmental exposure to the former owner of the underground storage tanks and favorably settled the supplier claims at amounts less than that previously reserved. Consequently, the excess legal and environmental reserves of $490 were returned to earnings.

9.   INVENTORIES:

Inventories include the following:

                                    September 30,
                                        1999              December 31,
                                     (unaudited)              1998
                                  ------------------    ------------------

         Raw materials                $     1,701           $     1,074
         Finished goods                     1,202                 1,431
                                      ===========           ===========
                                      $     2,903           $     2,505
                                      ===========           ===========

10.  INSURANCE PROCEEDS FROM BUSINESS INTERRUPTION LOSSES:

In 1998, the Company incurred business interruption and other losses resulting from Hurricane Georges. As the collection of a claim filed under the Company's business interruption insurance policy was probable, the Company recorded $1,655 in anticipated recoveries attributable to business interruption and other losses. During the nine months ended September 30, 1999, the Company collected the anticipated amount of insurance recoveries.

11.  STOCK OPTION PLANS:

The Company maintains two stock option plans pursuant to which the Company's Board of Directors may grant stock options to certain employees and directors of the Company and its affiliates. One of these stock option plans is not a qualified plan. Stock options under this plan may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with the APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value of shares granted under the plan for below market options, and is expensed over the vesting period of the options. In 1998, the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. During the nine months ended September 30, 1999, deferred compensation expense of $77 was recorded related to this grant.

On October 1, 1999, the Company's stockholders approved a new stock option plan covering up to 4,000,000 Class B Common Shares. The plan provides for grants of qualified and nonqualified stock options.

12.  EARNINGS PER SHARE:

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

13.  LONG-LIVED ASSETS HELD FOR SALE:

The Company's former manufacturing facility was held for sale and was recorded at its estimated net realizable value. Because of increased production and the additional brands acquired in the Seven-UP acquisition, Company management has elected to renovate the facility as a distribution warehouse. Consequently, such assets (principally land and building) have been reclassified to Property and Equipment.

14.  SUBSEQUENT EVENTS:

On October 13, 1999, the Company entered into an agreement to acquire the soft drink business of Desnoes & Geddes Limited, a Jamaican bottler of Pepsi products and other brands and a brewer of Red Stripe beer. This acquisition will be accounted for using the "purchase" method of accounting for a business combination.

On October 15, 1999 the Company acquired Delta Beverage Group, Inc. and Dakota Beverage Company, Inc. See Note 3 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the unaudited Condensed Consolidated Financial Statements of the Company, and the Notes thereto, as of September 30, 1999 and December 31, 1998, and for the nine month periods ended September 30, 1999 and September 30, 1998 and for the three month periods ended September 30, 1999 and September 30, 1998. Certain prior year balances have been reclassified to conform to the current year presentation.

During the third quarter of 1999, the Company entered into agreements to acquire Delta Beverage Group, Inc. and Dakota Beverage Company, Inc. (two related party entities that were controlled by Pohlad Companies) pursuant to exchange agreements. The three companies generated combined revenues in 1998 of approximately $530 million. Such transactions were consummated during the fourth quarter of 1999. PepsiCo, Inc. holds a 24% equity interest in the combined company. The Company has described this transaction in detail in its current reports on Form 8-K. Effective October 1, 1999, the Company changed its name to PepsiAmericas, Inc. from Pepsi-Cola Puerto Rico Bottling Company.

CHANGE IN FISCAL YEAR.

During 1998, the Company changed its fiscal year end from September 30 to December 31. A transition report on Form 10-K was filed for the period from October 1, 1998 through December 31, 1998. This report on Form 10-Q includes information for the nine month and three month periods ended September 30, 1999 and September 30, 1998.

CHANGE IN CONTROL.

On July 17, 1998, P-PR Transfer, LLP, a Delaware registered limited liability partnership (the "Partnership") and V. Suarez & Co., Inc., a Puerto Rico corporation ("Suarez"), purchased an aggregate of 5,000,000 shares of the Class A common stock, par value $.01 per share (the "Class A Shares"), and 6,210,429 shares of the Class B common stock, par value $.01 per share (the "Class B Shares"), of the Company. The Partnership is a joint venture between Pohlad Companies, a holding company including independent Pepsi-Cola bottlers, and PepsiCo, Inc. The Company in a report on Form 8-K previously disclosed the transactions filed with the Securities and Exchange Commission on July 31, 1998.

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

RESTRUCTURING CHARGE.

During the fiscal year ended September 30, 1998, a restructuring charge of $1.7 million was established under a plan to improve the Company's performance. The charge includes approximately $0.7 million of severance and related charges for the elimination of 17 administrative personnel, $0.2 million of accruals for future payments to exit activities, including canceling lease agreements, and $0.8 million of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. The restructuring activities are now substantially complete. Severance payments and other payments relating to exit activities made through September 30, 1999 totaled approximately $0.9 million.

SEASONALITY.

The historical results of operations of the Company have not been significantly seasonal. However the Company anticipates that its results of operations in the future may become more seasonal, with higher demand in the summer and holiday seasons.

THE COMPANY

GENERAL.

The following table sets forth certain financial information as a percentage of net sales for the Company for the periods indicated.

                                                             Nine Months Ended           Three Months Ended
                                                               September 30                 September 30
                                                           -----------------------     -----------------------
                                                             1999          1998          1999         1998
                                                           ---------     ---------     ---------    ----------
     Net Sales                                               100.0%        100.0%        100.0%        100.0%
     Cost of Sales                                            75.8          74.8          75.9          76.1
     Gross Profit                                             24.2          25.2          24.1          23.9
     Selling, General and Administrative Expenses             30.9          34.3          30.0          33.3
     Special Charges                                            .6           2.7           1.5           2.7
     Income (Loss) from Operations                            (7.4)        (11.8)         (4.3)        (17.2)
                                                           =========     =========     =========    ==========

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998.

NET SALES. For the quarter ended September 30, 1999, net sales for the Company increased $4.3 million to $29.4 million, a 17.1% increase over the quarter ended September 30, 1998. The sales increase for the quarter was driven by a 24.6% increase in case volume sales. Approximately 10% of the 24.6% sales increase was due to the addition of Seven-UP and other Cadbury Schweppes brands as previously announced during the quarter. Case volume gains reflected higher sales through supermarkets of packages with lower unit selling prices.

COST OF SALES. Cost of sales for the Company increased $3.2 million, to $22.3 million for the quarter ended September 30, 1999, in comparison to the quarter ended September 30, 1998. This increase was due primarily to the increased sales volume. The effect of those increases in costs were reduced by the effect of a modest shift in product mix towards cans which have a lower cost than plastic bottles.

GROSS PROFIT. As a result of the above factors, gross profit for the Company increased $1.1 million, or 17.9%, to $7.1 million for the quarter ended September 30, 1999, as compared to the same period in 1998.

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

Selling, general and administrative expenses for the Company increased by $0.5 million, or 5.5%, to $8.8 million for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998. The rate of increase was related to the greater sales volume though at a lesser rate.

SPECIAL CHARGES. During the quarter ended September 30, 1999, the Company incurred approximately $68 thousand in additional professional fees and other related costs related to the combination of interests. Costs of approximately $39 thousand attributable to combining the common equity interests of the Company, Delta and

Dakota have been expensed, while remaining costs of approximately $29 thousand attributable to the acquisition of Delta's minority interests under the "purchase" method of accounting have been capitalized as other long-term assets in the accompanying consolidated balance sheet.

During the quarter ended September 30, 1998, the Company recorded a provision of $0.8 million to increase its legal and environmental reserves, principally to remove four underground storage tanks and remediate soil contamination at the former manufacturing facility, to settle two outstanding supplier claims and to establish legal reserves for various litigation, claims and assessments. During the quarter ended September 30, 1999, the Company successfully subrogated the environmental exposure to the former owner of the underground storage tanks and favorably settled the supplier claims at amounts less than that previously reserved. Consequently, the excess legal and environmental reserves of $0.5 million were returned to earnings.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, income (loss) from operations for the Company decreased to $(1.3) million in the quarter ended September 30, 1999, from $(4.3) million in the quarter ended September 30, 1998.

NET INCOME (LOSS). Net income (loss) decreased to $(1.8) million in the quarter ended September 30, 1999, from $(4.4) million during the quarter ended September 30, 1998. This increase is the result of lower operating loss and the impact of special charges taken in the third quarter of 1999, compared to the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

NET SALES. Net sales for the Company increased $5.6 million, or 7.6%, to $79.5 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. Case volume sales increased 14.0%, as compared to the same nine months in 1998. Approximately 3.7% of the 14.0% sales increase was due to the addition of Seven-Up and other Cadbury Schweppes brands. Net sales in the nine months ended September 30, 1998 included $1.5 million received in settlement of franchise company marketing support claims from prior periods.

COST OF SALES. Cost of sales for the Company increased $5.0 million, or 9.0%, for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. This increase was due primarily to the increased sales volume but also reflected expenses for repair and maintenance of production lines that were $0.5 million higher than the nine months ended September 30, 1998.

GROSS PROFIT. As a result of the above factors, gross profit for the Company increased $0.6 million, or 3.4%, to $19.2 million for the nine months ended September 30, 1999, as compared to the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the Company decreased by $0.8 million, or 3.0%, to $24.6 million for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The decrease reflects a $0.3 million reduction in fleet costs achieved through buy-out of a full-service lease for certain delivery vehicles. In addition, marketing and other operating costs were reduced. There continues to be a reduction in administrative staffing and expenditures for outside professional services during the nine months ended September 30, 1999, as compared to the same period in 1998.

SPECIAL CHARGES. During the nine months ended September 30, 1999, the Company incurred approximately $1.1 million in professional fees and other related costs related to the combination of interests. Costs of approximately $0.7 million attributable to combining the common equity interests of the Company, Delta and Dakota have been expensed, while remaining costs of approximately $0.4 million attributable to the acquisition of Delta's minority interests under the "purchase" method of accounting have been capitalized as other long-term assets in the accompanying consolidated balance sheet.

During the nine months ended September 30, 1998, the Company recorded a provision of $0.8 million to increase its legal and environmental reserves, principally to remove four underground storage tanks and remediate soil contamination at the former manufacturing facility, to settle two outstanding supplier claims and to establish legal reserves for various litigation, claims and assessments. During the nine months ended September 30, 1999, the Company successfully subrogated the environmental exposure to the former owner of the underground storage tanks and favorably settled the supplier claims at amounts less than that previously reserved. Consequently, the excess legal and environmental reserves of $0.5 million were returned to earnings.

In the nine months ended September 30, 1999, the Company reduced the carrying value of assets related to its Cristalia water division by $0.3 million. This adjustment reflects the effect of the sale of this division for $1.2 million in April 1999.

INCOME (LOSS) FROM OPERATIONS. As a result of the above factors, the Company had a loss from operations for the nine months ended September 30, 1999 of $(5.9) million, compared to a loss of $(8.7) million for the same period in 1998.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 was $1.3 million, compared to $1.8 million for the same period in 1998. This is a result of reductions of long-term debt.

NET INCOME (LOSS). Net income (loss) decreased to $(7.0) million in the nine months ended September 30, 1999, from $(8.6) million during the nine months ended September 30, 1998. This decrease is the result of higher operating income
(loss) and an increased income tax expense. In the nine months ended September 30, 1998, the Company recognized the effect of a carryback to prior income tax periods of expenses incurred in settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1999, the Company had $0.6 million of cash and cash equivalents. Indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations at September 30, 1999 totaled $34.3 million, the majority of this was classified as long-term.

On July 30, 1999, the Company entered into a contract rights release agreement with Seven-UP/RC Bottling Company of Puerto Rico, Inc. ("Seven-UP") pursuant to which Seven-UP released its exclusive rights for the production and distribution of the "Seven-UP," "Sunkist," "Welch's" and "Schweppes" brands in Puerto Rico. The purchase price consisted of $12.0 million cash. The Company obtained such releases as a precondition to its entry into franchise agreements with each respective franchisor.

On July 30, 1999 the Company amended its existing credit facility with Banco Popular de Puerto Rico. The amended facility replaced the existing term loan due April 1, 2007 with two new first term loans, and two new second term loans totaling $10.0 million were executed. Bank of America became a 55% participating bank in the credit facility with Banco Popular retaining the other 45%. The scheduled maturity of the term loans and revolving credit facility was changed to April 1, 2000. These actions were undertaken in order to finance the acquisition of the Seven-UP business and in contemplation of the combination of interest transactions.

On October 15, 1999, the Company entered into a new credit facility with Bank of America as the lead agent bank which included (1) term loans of $95.0 million, the proceeds of which were used to repay all of the Company's existing indebtedness as well as indebtedness of Delta and Dakota, payable in 16 (uneven) quarterly principal payments through September 30, 2003; and (2) a revolving credit facility of up to $90.0 million, including a letter of credit facility of up to $2.5 million and a swing line facility of up to $5.0 million. The revolving credit facility matures on October 14, 2002.

Net cash used in operating activities for the Company was $8.2 million for the nine months ended September 30, 1999, as compared with $3.8 million for the same period in 1998. The increase in cash was primarily the result of working capital through payment of accrued expenses and reserves established for special charges incurred in 1998.

Net cash used in investing activities for the Company was $21.1 million for the nine months ended September 30, 1999, as compared with $2.0 million for the same period in 1998. The increase in cash used in investing activities reflects purchases of equipment to buy-out a full service lease for delivery vehicles, to acquire additional vehicles to expand the direct servicing of accounts previously serviced by wholesalers and to place additional marketing equipment, along with the purchase of Seven-UP franchise rights on August 2, 1999 for $12.0 million.

Cash flows provided by financing activities for the Company were $10.5 million for the nine months ended September 30, 1999, as compared with $16.8 for the same period in 1998. $10.0 million was borrowed against the Company's line of credit to purchase the Seven-UP franchise rights on August 1, 1999. The significant financing activity for the Company in the nine months ended September, 30 1998 was the infusion of equity related to the common stock sale attendant to the change of control of $23.1 million, net of issuance costs and repayment of $7.9 million of the debt.

In April 1999, the Company completed the sale of the Cristalia water business. The sales price of $1.2 million was comprised of $0.7 million cash and $0.5 million note receivable. The majority of the cash proceeds were used to prepay amounts due on long-term debt.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 problem concerns the ability of information systems and equipment controlled by computer chips and systems to properly recognize and process date-sensitive information on and beyond January 1, 2000. The risks from this date change are both internal and external and can potentially affect the Company's production, distribution and administrative systems and the Company's customers, suppliers of raw materials, utilities and distribution services. Year 2000 related problems could prevent our customers from accepting deliveries from the Company or processing payments for amounts due to the Company. Suppliers may be prevented from producing and supplying goods or services essential to the Company's business.

Delta has provided select information services to the Company, including the use of information systems and technology, under an accounting services agreement executed in fiscal year 1998. Prior to the acquisition of Delta and Dakota, the Company completed its transition to Delta's systems, hardware and software. Both Delta and Dakota used the PepsiCo Year 2000 compliance plan as a framework for the development and implementation of their own Year 2000 compliance plans. Below is a discussion of the Company's Year 2000 readiness and planning status.

The Company's production facility uses equipment that operates using computer control systems based upon programmed logic controllers. The Company has completed a Year 2000 compliance evaluation of these systems. The Company also uses computer systems to forecast demand, order raw materials, monitor inventory levels, ship product and record shipments. The software that runs these processes is a combination of commercially available software and internally developed applications. The Company's initial assessment indicated that these applications were Year 2000 compliant, and the Company, through Delta and Dakota, has completed the testing of these applications. The Company relies on a supply chain to produce and distribute its products from manufacturing facilities to distribution warehouses and finally to customers. The Company's distribution centers use a common supply chain management application that is Year 2000 compliant.

In order to assess the external risks to the Company, Delta and Dakota distributed Year 2000 readiness surveys to its key suppliers and customers. Based on responses received from critical suppliers and customers to date, the Company believes that they are prepared for the Year 2000.

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

The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors and suppliers are not completed. Such plans include building inventories of raw materials and finished goods in advance of January 1, 2000 to protect against supply and production disruptions. As noted above, based on responses received from critical suppliers and customers to date, the Company believes that they are prepared for the Year 2000. Additionally, the Company is developing manual processes to replace electronic applications in the event of their failure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, primarily variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. The Company's exposure to market risk for changes in interest rates relates primarily to investments, and short-and long-term debt obligations. The Company places its investments in high-quality securities with major financial institutions while limiting exposure to any one issuer. The Company does not use derivative financial instruments or engage in trading activities. There have been no significant changes in the Company's exposure to market risk for changes in interest rates during the nine months ended September 30, 1999.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's consolidated financial position, results of operation or liquidity.

ITEM 5. OTHER INFORMATION

On July 30, 1999, the Company entered into a contract rights agreement with Seven-Up/RC Bottling Company of Puerto Rico, Inc ("Seven-UP") pursuant to which Seven-UP released its exclusive rights for the production and distribution of the "Seven-UP," "Sunkist," "Welch's" and "Schweppes" brands in Puerto Rico. In exchange for these releases, the Company used $10.0 million from its Banco Popular line of credit and $2.0 million in cash to pay Seven-UP $12.0 million. The purchase price was based on negotiations between the Company and Seven-UP. The Company obtained such releases as a precondition to its entry into franchise agreements with each respective franchisor. With the addition of these brands, the Company expects to increase its case volume production by approximately 20% annually.

On August 2, 1999, the Company entered into an asset purchase agreement with Seven-UP pursuant to which the Company acquired from Seven-UP certain customer information, owned vehicles, equipment and leased vehicle contracts. In exchange for these assets, the Company used working capital to pay Seven-UP $30,300 in cash and to pay unrelated third party lessors $468,597 in cash. Seven-UP used the assets in connection with its production and distribution of the "Seven-UP," "Sunkist," "Welch's" and "Schweppes" brands in Puerto Rico.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27.1    Financial Data Schedule

         (b) The Company filed the following report on Form 8-K with the SEC during the quarter for which this report is filed:

               1. The Company's current report on Form 8-K, filed July 15, 1999, relating to the entry by the Company into exchange agreements with Delta Beverage Group, Inc. and Dakota Beverage Company. Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 15, 1999

                                          PEPSIAMERICAS, INC.

                                          By:  /s/ Robert C. Pohlad
                                             ----------------------------------
                                             Name: Robert C. Pohlad
                                             Title: Chief Executive Officer


     Signature                           Title                                 Date
----------------------     ---------------------------------------    -----------------------
/s/ John F. Bierbaum          Chief Financial Officer and Vice           November 15, 1999
--------------------       President (Principal Financial Officer)
John F. Bierbaum

                                  EXHIBIT INDEX




Exhibit 27.1 - Financial Data Schedule.