Form 10-K
period 1999-12-31
PEPSIAMERICAS INC
filed 2000-03-31
CIK 948086

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13914
                            ------------------------

                              PEPSIAMERICAS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     DELAWARE                                           66-0433580
         (State or other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                          Identification Number)

                            3800 DAIN RAUSCHER PLAZA
                             60 SOUTH SIXTH STREET
                          MINNEAPOLIS, MINNESOTA 55402
          (Address of Principal Executive Offices, including Zip Code)

                                 (612) 661-3830
              (Registrant's Telephone Number, including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

 TITLE OF EACH CLASS   NAME OF EXCHANGE ON WHICH REGISTERED
---------------------  ------------------------------------
CLASS B COMMON STOCK,        NEW YORK STOCK EXCHANGE
   PAR VALUE $.01

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE.

/X/ Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/ /  Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 21, 2000, was approximately $82,232,722.

    As of March 21, 2000, there were 87,314,377 shares of common stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 82,314,377 shares of Class B Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the PepsiAmericas, Inc. Proxy Statement on Schedule 14A for the 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Form 10-K, to the extent provided herein.

                              PEPSIAMERICAS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

ITEM NO.                                                                PAGE NO.
--------                                                                --------
PART I

Item 1.   BUSINESS....................................................      3

Item 2.   PROPERTIES..................................................     10

Item 3.   LEGAL PROCEEDINGS...........................................     10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     14

Item 6.   SELECTED FINANCIAL DATA.....................................     14

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     18

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     25

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     61

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS............................     61

Item 11.  EXECUTIVE COMPENSATION......................................     61

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     61

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     61

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
          8-K.........................................................     62

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    PepsiAmericas, Inc. and its subsidiaries (collectively, "PAS") manufacture, package, sell and distribute a variety of carbonated and non-carbonated soft drink products and bottled water in the United States and the Caribbean.

    On July 17, 1998, P-PR Transfer LLP, a partnership principally owned by Pohlad Companies acquired a controlling interest in PAS, formerly known as Pepsi-Cola Puerto Rico Bottling Company. Effective with the change in control, PAS and two other related party entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Company, Inc. ("Dakota"), shared common ownership and were under the common control of Pohlad Companies.

    Effective October 15, 1999, PAS combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control. Pohlad Companies continues to be the controlling shareholder in PAS. In conjunction with the closing of the acquisitions, PAS obtained a $185 million credit facility from a syndicate of banks led by Bank of America, N.A. PAS used the credit facility to pay costs related to the acquisitions and to re-finance existing debt, with the remaining balance available for working capital and future acquisitions.

    During 1999, PAS completed two acquisitions. In July 1999, PAS acquired the franchise rights to Seven-Up and several other Cadbury Schweppes brands in Puerto Rico for an aggregate cost of $12 million. In December 1999, PAS purchased the soft drink business of Desnoes and Geddes, a PepsiCo franchisee in Jamaica, for a net cost of $22 million.

    PAS operates under exclusive franchise agreements with soft drink brand owners, including master bottling and fountain syrup agreements with PepsiCo, Inc. ("PepsiCo"), for the manufacture, packaging, sale and distribution of specified Pepsi-Cola products in Puerto Rico, Jamaica and specified territories in the United States. The franchise agreements contain operating and marketing commitments and conditions for their termination. PAS also distributes beer and malt beverages pursuant to exclusive distributor agreements in a limited portion of its territory.

    This report on Form l0-K contains forward looking statements of expected future developments. PAS wishes to ensure that such statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in the Private Securities Litigation Reform Act of 1995. The forward looking statements in this report refer to the ability of PAS to implement pricing initiatives in a manner that improves the pricing environment in the marketplace, its ability to generate cost savings, its ability to pay dividends, its expected future capital expenditures and its ability to restore profitability through these pricing initiatives and cost savings. These forward looking statements reflect management's expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties which could materially affect actual performance. PAS's future performance also involves a number of risks and uncertainties. Among the factors that could cause actual performance to differ materially are: continued competitive pressures with respect to pricing in PAS's markets; the inability to achieve cost savings due to unexpected developments; changed plans regarding capital expenditures; adverse developments with respect to economic, climatic and political conditions in PAS's markets; the impact of such conditions on consumer spending; possible termination of PAS's franchise agreements; adverse events affecting the popularity of PepsiCo products; adverse effects of government regulations, including environmental regulations; possible product liability if any of PAS's products cause injury, illness or death; possible product recall of PAS's products that become contaminated or are damaged or mislabeled; and possible unfavorable decisions in the pending litigation against Delta.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

PRINCIPAL MARKETS

    PAS manufactures, packages, sells and distributes Pepsi-Cola soft drinks, Seven-Up and other products in exclusive franchise territories that include Puerto Rico and Jamaica, and portions of Arkansas, Iowa, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, Tennessee and Texas. PAS has received certain rights and preferences for expansion of its exclusive business from PepsiCo, including further expansion in the Caribbean.

BUSINESS STRATEGY

    PAS's strategy is intended to capitalize on the key trends in the beverage industry as well as its strengths, which include a broad portfolio of global brands supported by PepsiCo's marketing programs, an extensive range of other products, an effective distribution system, scale in operations and purchasing, and an experienced management team. PAS plans to continue to manufacture, package, sell and distribute a broad array of brands in all beverage categories. Specifically, PAS's long-term strategic objectives are to (1) increase volume and market share in its existing territories through coordinating its franchisors' advertising and marketing campaigns with PAS's regional and local marketing efforts, (2) improve operating margins by emphasizing higher margin packages and controlling the level of retail discounts, (3) pursue acquisitions that leverage PAS's existing structure or managerial expertise, (4) strengthen PAS's corporate culture and develop its human resources, and (5) maximize operating efficiencies by utilizing emerging technologies to improve customer service and communications and increase the efficiency of logistics and distribution operations.

PRODUCTS

SOFT DRINKS

    The following table sets forth products of PepsiCo, Cadbury Schweppes and other franchisors that PAS produces and/or distributes. This brand line-up is not present in every location, but overall is representative of PAS's offerings in the United States. The variety of brands is more limited in Puerto Rico and Jamaica. PAS packages and distributes products in one and two liter PET bottles, 20 and 24 ounce PET bottles, aluminum cans in six packs, 12-packs, 20-packs and 24-packs and five gallon containers.

                   PepsiCo Products                      Cadbury Products         Seagrams
-------------------------------------------------------  ----------------  -----------------------
Pepsi                          Caffeine Free Pepsi       Dr Pepper         Tonic Water
Wild Cherry Pepsi              Pepsi One                 Diet Dr Pepper    Club Soda
Diet Pepsi                     Caffeine Free Diet Pepsi  Seven-Up*         Ginger Ale
Mountain Dew                   Diet Mountain Dew         Diet Seven-Up*
                                                                                    Other
                                                                           -----------------------
Slice                          All Sport                 Cherry Seven-Up*
Mug Root Beer                  Wonder Kola               Canada Dry
                                                                           Welch Foods Fruit Juice
Tropicana                      Aquafina                  Country Time      Hawaiian Punch
Ting**                         Ocean Spray               Crush             Sunny Delight
Old Jamaica Ginger Beer**                                Crystal Light     Monarch
D&G Flavors**                                            Schweppes         Yoo-Hoo
                                                         Squirt
                                                         Sunkist
            PepsiCo Joint Venture Products
-------------------------------------------------------
                   Lipton Iced Teas
                  Starbucks Frappucino

---------

 * Brand owned by PepsiCo in Jamaica but owned by Cadbury Schweppes in United States and Puerto Rico.

** Ting, Old Jamaica Ginger Beer and D&G Flavors are brands owned by PepsiCo in Jamaica. Ting, Old Jamaica Ginger Beer and D&G Flavors are owned by PAS outside the Caribbean.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

BEER

    The following table sets forth products of Miller Brewing Company, Heineken USA Incorporated and other brewers or licensors that PAS distributes through a joint venture. PAS distributes these products in glass bottles, aluminum cans in six-packs, 12-packs, 24-packs, and a variety of bulk draft containers.

   Miller Products     Heineken Products
---------------------  -----------------
Miller Beer            Heineken
Miller Lite            Amstel Light
Miller Genuine Draft
                        Other Products
                       -----------------
Miller High Life
Lowenbrau Special
                       Dixie Beer
Lowenbrau Dark         Pete's Wicked Ale
Lowenbrau Malt Liquor  Shiner Bock
Magnum
Milwaukee's Best
Milwaukee's Best
Light
Sharp's
Icehouse
Lite Ice
Red Dog
Molson Golden
Molson Ice
Foster's Lager

FRANCHISE AND DISTRIBUTION ARRANGEMENTS

    PAS's agreements with PepsiCo provide that PAS may not manufacture, package, deliver and sell products that compete with the identified flavors within a territory. The agreements with PepsiCo have perpetual terms with no definitive termination dates. PepsiCo may terminate the agreements if PAS fails to comply in any material respect with the terms and conditions of the agreements, subject to a right to cure in certain instances. In addition, PepsiCo may terminate the agreements if there is a change of effective control without PepsiCo's prior written consent.

    The franchise agreements with Cadbury Schweppes and other brand owners are similar in form and effect to the PepsiCo franchise agreements.

    PAS has a sales and distribution agreement with Welch Foods Inc. ("Welch's") for the right to sell and distribute non-carbonated fruit juice beverages under the Welch's trademark in Puerto Rico. PAS must purchase the product from certain authorized sellers and may not manufacture, sell or distribute certain specified brand names which compete with Welch's products.

    The distribution agreements with Miller, Heineken and the other brewers generally have perpetual terms with no definitive termination dates. Miller or Heineken may terminate their agreement under certain circumstances, including upon a change in control without prior approval.

PRODUCTION

    PAS, with the exception of Dakota, produces the majority of its product offerings. SEE ITEM 2. PROPERTIES FOR A DESCRIPTION OF THE PRODUCTION FACILITIES.

    Dakota purchases the majority of its product offerings from Wis-Pak, Inc. ("Wis-Pak"), a soft drink bottling and canning cooperative. Dakota has a bottling line, but it is dedicated to the production of soft drinks

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

exclusively for Wis-Pak. The shareholders of Wis-Pak, including Dakota, have entered into long-term contracts under which they purchase 100% of their PepsiCo products from Wis-Pak. Prices for products are established by Wis-Pak and approved by Wis-Pak's Board of Directors. Rebates are distributed to the shareholders annually based on Wis-Pak's profitability. Dakota is the second largest shareholder in Wis-Pak with a 12% economic interest. Dakota has historically purchased approximately 11% of Wis-Pak's production annually. Dakota has one seat on Wis-Pak's 12-member board of directors.

    PAS purchases a portion of its product offerings in finished form for sale through its distribution system. Purchased products are typically non-carbonated products with ingredients that require a manufacturing process that PAS does not have. Examples of these products include certain juice and tea-based products.

RAW MATERIALS

    Soft drinks are produced by mixing water, concentrate and sweetener and injecting carbon dioxide gas into the mixture to produce carbonation. Prior to mixing, the water is processed to eliminate mineral salts, chlorinated and then passed through purification tanks containing sand filters, to eliminate remaining impurities, and carbon filters, to eliminate chlorine taste, copper and odors. The purified water is then combined with processed sweetener and concentrate. The mixture is then carbonated and bottled in prewashed bottles or aluminum cans. PAS maintains a laboratory area at each production facility, where raw materials are tested and samples of soft drink products are analyzed to ensure quality control.

    The raw materials used by PAS in the production of soft drinks include concentrate, water, sugar or high fructose corn syrup, carbon dioxide gas, glass and plastic bottles, closures, aluminum cans and other packaging material. PAS obtains water from publicly available supplies (such as municipal water systems) and from its own drilled wells. A substantial portion of the raw materials, including aluminum cans, closures, other packaging materials and fructose, are purchased through Consolidated Purchasing Group, Inc. ("CPG"). PAS and other franchisees of PepsiCo are members of CPG. The members submit their raw material requirements to CPG which then negotiates with suppliers and makes purchases based on the combined requirements of all CPG members. PAS believes that the magnitude of CPG's purchases gives it greater influence with suppliers than PAS could achieve on a stand-alone basis.

    None of the raw materials or supplies used by PAS is currently in short supply, although the available supply of certain materials could be adversely affected in the future due to reasons outside PAS's control.

SALES AND DISTRIBUTION

    PAS distributes products by conventional route delivery, bulk presell delivery and route presell delivery. In conventional route delivery, a truck owned or leased by PAS is loaded with PAS's beverage products and visits each of PAS's customers along an assigned distribution route. The customer places orders and accepts delivery of the amount of PAS's products needed at that time. The drivers and salespeople are PAS employees.

    In bulk presell delivery, PAS account representatives and key account salespeople visit customers assigned to their route and take orders for PAS products. These orders are processed and the products are delivered the next day by independent truck drivers or by PAS employees in company-owned or leased trucks. The bulk presell method is used primarily for wholesalers and large retailers, and is more prevalent in the United States than in the Caribbean.

    In route presell delivery, PAS employees visit customers assigned to their route and take orders for PAS products. These orders are processed and the products are delivered the next day by PAS employees in company-owned or leased trucks. PAS believes this method provides better route coverage in densely populated areas and facilitates the distribution of PAS's existing products as well as the introduction of new

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

products. This method of distribution is more prevalent in the United States than in the Caribbean. PAS emphasizes route presell delivery where feasible.

    In addition, PAS uses "single service" and "full service" vending machines throughout PAS's territories. In the "single service" format, the proprietor of the location of the machine purchases PAS's products while in the "full service" format, PAS pays a commission to the proprietor, services the machine and retains the profit from sales from the machines.

MARKETING

    PAS directs its marketing efforts toward brand and package management, key account management, promotional activities and merchandising. A primary basis of competition among soft drink bottling companies is sales promotion activities, including television, radio and billboard advertising and point of purchase promotional devices, such as display racks and cases, clocks, neon signs and other merchandise and equipment bearing the product logo and placed in retail outlets where PAS products are sold. PAS coordinates its marketing programs with the franchisors. National advertising campaigns are developed by the franchisors, while local advertising campaigns are jointly developed by the franchisors and PAS. PAS shares the cost of point-of-purchase promotional devices, excluding design costs. PAS believes that its marketing programs allow it to compete effectively in its territories.

    The goal of these activities is to position PAS's brands to compete effectively in the marketplace and to obtain "feature" retail advertisements and displays in high volume retail outlets. End-aisle and secondary displays are generally limited to special promotions and advertisements designed to stimulate sales and encourage impulse purchases. As a service to customers and to better merchandise its products, PAS builds displays in conjunction with promotional programs and for restocking products in grocery stores, mass merchandise outlets and convenience stores.

    A significant portion of PAS's promotional effort focuses on price discounting and allowances, newspaper advertising and coupons. PAS pays retail stores under annual marketing agreements for the right to be included in the retailer's advertising programs. Retail promotional programs are PAS's most significant marketing expenditures and are supported through cost-sharing arrangements with the franchisors. Other marketing expenditures are also typically supported by the franchisors. National media advertising is funded primarily by the franchisors, while local media advertising is funded through cost-sharing arrangements.

    PAS frequently uses promotional campaigns such as concerts and sports events, merchandise giveaways, contests and similar programs to increase sales of its products. These programs are typically heavily advertised and frequently result in increased sales and higher per capita consumption of PAS's products during the time the program is being conducted.

    PAS sells its products in a variety of packages. In order to increase sales and per capita consumption of its products, PAS continually examines sales data and customer preferences in order to develop a mix of packaging formats which consumers will consider most desirable. The package mix is an important component of PAS's marketing plan and its profitability. The various packages have different gross margin contributions. Single serve packages served cold and ready for immediate consumption typically have better margins, despite a higher cost of production, than take-home packages. Packages that are multi-packed or of a larger quantity of product are generally for consumption in the home where value is an important consideration for the buyer, and margins and the cost of production are lower than single serve packages. All the packaging formats utilized by PAS for soft drink products are subject to the approval of the franchisors.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

COMPETITION

    The beverage industry is highly competitive. PAS products compete with all varieties of liquid refreshments. Carbonated soft drink products compete with other major commercial beverages, such as coffee, milk and beer, as well as non-carbonated soft drinks, citrus and non-citrus fruit drinks, water and other beverages. Sales of beverages occur in a variety of locations, including supermarkets, retail and convenience stores, restaurants and vending machines.

    Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products as well as chain store and private label soft drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. PAS's primary competitor in the United States is Coca-Cola Enterprises Inc. ("CCE"). PAS believes that its flexibility and innovation in developing and implementing new methods of marketing, merchandising and distributing its products permit it to compete effectively against CCE.

    The soft drink industry in the Caribbean is highly competitive which results in intense price competition. PAS's principal competitors in the Caribbean are the local bottlers and distributors of Coca-Cola and/or regional products. PAS's other competitors include bottlers and distributors of nationally and regionally advertised and marketed products, as well as bottlers of smaller private label soft drinks.

GOVERNMENT REGULATION

    PAS is subject to the regulatory oversight of the U.S. Department of Agriculture and Department of Labor, the Food and Drug Administration, the Occupational Safety and Health Administration, the Environmental Protection Agency and the Puerto Rico Environmental Quality Board. PAS is required to obtain and maintain municipal licenses for its bottling plants. PAS is currently in compliance with such requirements. Additionally, PAS routinely obtains the necessary approvals from municipal authorities to operate certain machinery and equipment, such as boilers, steamers, compressors and precision instruments.

    In Puerto Rico, wastewater from the Toa Baja bottling plant is discharged pursuant to a permit to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). PAS previously entered into a stipulation with PRASA which allowed PAS to discharge wastewater in excess of pretreatment standards, for which PAS paid a surcharge. In 1998, PAS applied to have the permit reissued. On October 29, 1998, PRASA reissued the permit but without the excess wastewater and surcharge provision. PAS is negotiating with PRASA regarding the new permit and required effluent standards. If an agreement with PRASA cannot be reached, PAS will be required to construct an on-site wastewater treatment system. The cost of new treatment system may have a material adverse effect on PAS's future financial performance.

    In Jamaica, PAS is subject to the regulatory oversight of the Ministry of Labor and Bureau of Standards. PAS is required to obtain and maintain licenses relating to the safety and operation of its bottling plant in Jamaica. PAS is currently in compliance with such requirements. In addition, PAS is subject to the regulatory oversight of the National Resources Conservation Authority ("NCRA"). A plan to reduce the discharge of effluent from PAS's bottling plant has been submitted to the NCRA. The NCRA requires PAS to monitor wastewater discharge and submit relevant periodic data to the NCRA. Although levels of effluent discharge are currently in excess of the NCRA's Trade Effluent Standards, no penalties or fines have been incurred to date. If an agreement with the NCRA cannot be reached with respect to wastewater discharge, the NCRA may require PAS to construct a water treatment facility, the cost of which may have a material adverse effect of PAS's future fianncial performance in Jamaica. The cost of any such treatment facility would be shared by a bottler operating on the property contiguous to PAS's leased property in Jamaica.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

TAXATION

    Specific soft drink taxes have been imposed in some states for several years. Of the states in which PAS conducts business, Arkansas and Tennessee both impose specific soft drink taxes. PAS believes it is in compliance with all tax regulations pertaining to its operations.

    The Puerto Rican government currently imposes an excise tax on carbonated beverages of 5% of the "taxable price in Puerto Rico." The "taxable price in Puerto Rico" for a product manufactured in Puerto Rico is effectively defined under the Puerto Rico Excise Act as 72% of the manufacturer's sales price. PAS is thus subject to an excise tax at an effective rate of 3.6% (or 5% of 72%) of the price at which it sells its soft drink products.

    The Jamaican government currently imposes a general consumption tax on consumer products. Such general consumption tax is paid by PAS on the purchase of raw materials used in its bottling operation. To the extent PAS is not the end user of such materials, PAS recoups such general consumption tax from its customers upon the sale of finished goods.

EMPLOYEES

    As of December 31, 1999, PAS had approximately 3,000 full-time employees. Approximately 20% of PAS employees are represented by a labor union. PAS has not experienced any labor strikes or work stoppages, and believes that the relationship between it and its employees and their labor unions is excellent.

    PAS makes a variety of benefits available to its employees. In particular, PAS sponsors tax-qualified retirement savings plans that permit eligible employees to defer a portion of their salary on a tax-deferred basis and receive a matching contribution from PAS. In addition, PAS sponsors welfare benefits programs that provide health, dental, life and accidental death and dismemberment insurance coverage to substantially all employees. PAS maintains and contributes to two defined benefit pension plans for its Puerto Rican employees. PAS also provides additional benefits to its executive employees. These plans provide bonus, incentive and deferred compensation to eligible executive employees. See "Executive Compensation."

    In Jamaica, PAS provides a contributory medical and life insurance plan to its employees, approximately with 50% of the cost of such plan being paid by such employees.

INVESTMENT IN BAESA

    PAS previously owned approximately 17% of the outstanding capital stock of Buenos Aires Embotelladora S.A. ("BAESA"), a South American bottler of PepsiCo products. Until June 30, 1996, PAS exercised significant influence over the management of BAESA, subject to the right of PepsiCo and certain of its affiliates to approve certain management decisions. As of July 1, 1996, PepsiCo assumed operating control of BAESA and PAS no longer controlled or had significant influence over the management or operations of BAESA. In 1998, BAESA's financial restructuring plan diluted PAS's equity interest to 0.34%.

    In 1998, the PAS Board of Directors declared a dividend consisting of the shares of capital stock of BAESA owned by PAS. The dividend was distributed on June 17, 1998 to PAS's shareholders of record as of May 28, 1998. The distribution was made on a pro rata basis to the holders of PAS's outstanding Class A shares and Class B shares. The carrying value of the capital stock of BAESA had been written down to zero at September 30, 1996. PAS's financial information for fiscal year 1996 and earlier reflects PAS's equity interest in BAESA during those periods.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

    PAS currently bottles and cans soft drink products in five production facilities: (i) a 50,000 square foot production facility in Fargo, North Dakota,
(ii) a 80,000 square foot production facility in Toa Baja, Puerto Rico, (iii) a 110,000 square foot production facility in Collierville, Tennessee, (iv) a 120,000 square foot production facility in Reserve, Louisiana, and (v) a 75,000 square foot production facility in Kingston, Jamaica. In addition, PAS operates from 37 distribution facilities in the United States and two distribution facilities in Puerto Rico, with an additional facility opening in 2000. In Jamaica, distribution currently takes place through independent distributers. PAS believes that its facilities will be sufficient to meet anticipated needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    In August 1993, Delta was named in a lawsuit filed in the District Court of Morris County, Texas by a number of soft drink bottlers and distributors. Additional defendants include PepsiCo, Pepsi-Cola Company, The Coca-Cola Company, and CCE. The plaintiffs allege that the defendants engaged in unfair trade practices and conspired to monopolize the soft drink industry in eastern Texas, Louisiana and Arkansas in violation of the Texas Free Enterprise Act and, alternatively, state antitrust statutes. The expert witness retained by the plaintiffs has theorized in deposition testimony that total damages to all plaintiffs could be as high as $33 million. The defendants assert that there is no evidence of antitrust injury or direct causation, and therefore no antitrust violations occurred. The expert witness retained by the defendants has testified that total damages to all plaintiffs would range from $0 to $10 million. Any damages awarded would likely be allocated among all defendants. The lawsuit has been bifurcated into two groups of plaintiffs, with trial scheduled to begin on April 26, 2000 for the first group of plaintiffs. Delta intends to continue to vigorously defend itself fully in this action. The defendants believe that a large recovery in this lawsuit is unlikely. However, an unfavorable decision in this case could have a material adverse effect on Delta's financial condition.

    In November and December 1999, Delta was named a defendant in several class action lawsuits filed in the District Court of the Parish of St. John the Baptist, Louisiana, by a group of residents near Delta's facility in Reserve, Louisiana. The residents complained of personal injuries resulting from noxious fumes emitted from the wastewater pond owned by the Port of South Louisiana, into which Delta discharges its wastewater. There are approximately 4,000 potential plaintiffs. No dollar amount has been demanded to date; Delta intends to fully defend itself in this action.

    Delta owns 62% of the Pepsi-Cola/Seven-Up Beverage Company of Louisiana (the "Joint Venture"), which distributes beer in the New Orleans metropolitan area. The Miller distributor agreement provides that a distributor cannot be owned directly or indirectly by a publicly-held company. Because Delta is owned by PAS, a publicly-held company, PAS is working with Miller to resolve this ownership issue. No assurance can be given that PAS will be able to resolve this issue with Miller.

    From time to time, PAS is involved in various other legal proceedings arising in the ordinary course of business. PAS believes the ultimate resolution of such litigation will not have a material adverse effect on PAS's business, financial condition or results of operations.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Special Meeting of Shareholders was held on October 1, 1999. Four proposals were submitted for shareholder approval. Holders of PAS common stock voted as a single class on all matters, except Proposal No. 2 was also voted upon separately by the holders of PAS Class B Common Stock. All of the proposals passed with voting results as follows:

    (1) To approve the issuance of 65,070,006 shares of Class B Common Stock in connection with the proposed acquisition of Delta Beverage Group, Inc. and Dakota Beverage Company, Inc. pursuant to exchange agreements, effective June 28, 1999.

              PAS common stock
              ----------------
FOR:      41,733,093      AGAINST:    39,668
ABSTAIN:      66,332      NON-VOTE:        0

    (2) To approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of capital stock to 150,000,000 from 40,000,000 and to increase the number of authorized shares of Class B Common Stock to 145,000,000 from 35,000,000.

              PAS common stock
              ----------------
FOR:      41,425,922      AGAINST:   350,174
ABSTAIN:      62,997      NON-VOTE:        0

          PAS Class B Common Stock
          ------------------------
FOR:      11,425,922      AGAINST:   350,174
ABSTAIN:      62,997      NON-VOTE:        0

    (3) To approve an amendment to the Certificate of Incorporation of Pepsi-Cola Puerto Rico Bottling Company to change its name to PepsiAmericas, Inc.

              PAS common stock
              ----------------
FOR:      41,748,412      AGAINST:    30,002
ABSTAIN:      60,679      NON-VOTE:        0

    (4) To approve the 1999 Stock Option Plan.

              PAS common stock
              ----------------
FOR:      41,597,895      AGAINST:   162,587
ABSTAIN:      78,611      NON-VOTE:        0

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF PAS

    The executive officers of PAS are elected by the Board of Directors and serve at its discretion. There is no family relationship among any of the officers or directors. The following table sets forth certain information regarding the executive officers of PAS as of February 1, 2000.

        Name               Age                            Position
---------------------      ---      -----------------------------------------------------
Robert C. Pohlad           45       Chairman and Chief Executive Officer

Kenneth E. Keiser          48       President and Chief Operating Officer

John F. Bierbaum           55       Chief Financial Officer and Senior Vice President

Bradley J. Braun           45       Vice President, Finance and Assistant Secretary

Jay S. Hulbert             46       Vice President, Operations

Raymond R. Stitle          46       Vice President, Human Resources

Lawrence J. Flood          40       Vice President and General Manager

George W. Haugo            55       Vice President and General Manager

Michael G. Naylor          41       Vice President and General Manager

Charles M. Pullias         50       Vice President and General Manager

A. David Velez             45       Vice President and General Manager

    The following is a brief description of the business background of each of the executive officers of PAS.

    ROBERT C. POHLAD. Mr. Pohlad has served as Chief Executive Officer and as a director of PAS since July 1998. Mr. Pohlad has been a director and Chief Executive Officer of Delta, a wholly-owned subsidiary of PAS, since 1988. Since 1987, Mr. Pohlad has also served as President of Pohlad Companies, the controlling shareholder of PAS. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling group. Mr. Pohlad is also currently a director of Mesaba Holdings, Inc., Grow Biz International, Inc. and Delta.

    KENNETH E. KEISER. Mr. Keiser has served as President and Chief Operating Officer of PAS since July 1998. Mr. Keiser has been President and Chief Operating Officer of Delta since 1990. From 1976 to 1990, he was employed by the Pepsi-Cola Bottling Group in various capacities, including Division Vice President of the Central Division from 1989 to 1990, Vice President of the Minneapolis Area from 1986 to 1989, Director of Corporate Trade Development from 1985 to 1986, Area Vice President of Philadelphia from 1982 to 1985, and various other capacities from 1976 to 1985.

    JOHN F. BIERBAUM. Mr. Bierbaum has served as Chief Financial Officer of PAS since July 1998 and Senior Vice President since February 2000. Mr. Bierbaum has been a director (since 1993) and Chief Financial Officer of Delta (since 1988). Mr. Bierbaum was also Chief Financial Officer of the Pohlad Companies, a holding and management services company, which has a beneficial ownership interest in and provides management services to PAS. Mr. Bierbaum has been associated with the Pohlad Companies from 1975 to 1999 in a variety of capacities, including his current position. From 1986 to 1988, Mr. Bierbaum served as Vice President of the Pepsi-Cola Bottling Company of Tampa.

    BRADLEY J. BRAUN. Mr. Braun became Vice President of Finance and Assistant Secretary for PAS in July 1998. Mr. Braun has been Vice President of Finance of Delta since 1991. Prior to joining Delta, Mr. Braun served as Controller of Dakota, a PepsiCo franchise bottler, which was at that time a wholly owned subsidiary of the Pohlad Companies.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

    JAY S. HULBERT.  Mr. Hulbert joined PAS in July 1998 as Vice
President--Operations. Mr. Hulbert has also been Vice President-Operations for Delta since 1988. Prior to joining Delta, Mr. Hulbert spent seven years working for the Pepsi-Cola Bottling Group in a variety of capacities.

    RAYMOND R. STITLE. Mr. Stitle joined PAS in May 1998 as Director, Human Resources, and became Vice President, Human Resources in November 1999.
Mr. Stitle has also been Vice President of Delta since 1988. Prior to joining Delta, Mr. Stitle was employed by Schering-Plough, and earlier by Pepsi-Cola USA.

    LAWRENCE J. FLOOD. Mr. Flood has served as Vice President and General Manager of PAS since November 1999. Prior to joining PAS, Mr. Flood served as General Manager of the New Orleans and Shreveport divisions of Delta since August 1994.

    GEORGE W. HAUGO. Mr. Haugo has served as Vice President and General Manager of PAS since November 1999. Prior to joining PAS, Mr. Haugo served as Vice President--Sales for Dakota since 1965.

    MICHAEL G. NAYLOR. Mr. Naylor has served as Vice President and General Manager of PAS since November 1999. Mr. Naylor has also served as Vice President and General Manager of Delta since September 1994. Prior to joining Delta,
Mr. Naylor was employed by Dr. Pepper/Seven-Up Co.

    CHARLES M. PULLIAS. Mr. Pullias has served as Vice President and General Manager of PAS since November 1999. Mr. Pullias has also served as Vice President and General Manager of Delta since July 1991.

    A. DAVID VELEZ. A. David Velez has served as Vice President and General Manager of PAS since November 1999, and has also been President of Pepsi-Cola Puerto Rico Distribution Co. since July 1998. He was the General Manager for BAESA's operations in Rio de Janeiro from October 1995 to February 1997. Prior to that he was the General Manager for PepsiCo's Miami bottling operations.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of March 10, 2000, there were (i) 5,000,000 shares of Class A Common Stock, par value $.01 per share (the "Class A Shares"), issued and outstanding and held by two shareholders of record, and (ii) 82,314,377 shares of Class B Common Stock, par value $.01 per share (the "Class B Shares"), issued and outstanding and held by 2,365 registered shareholders of record. The principal market for PAS's Class B Common Stock is the New York Stock Exchange, Inc. (the "NYSE"). The Class A Shares are not listed for trading on any securities exchange.

    PAS Class B Common Stock, which currently trades under the symbol "PAS," has been listed for trading on the NYSE since September 20, 1995. The following table sets forth, for the periods indicated, the high and low sales prices of PAS Class B Common Stock on the NYSE as reported in the consolidated transaction reporting system.

                                                               High       Low
                                                              -------   -------
Fiscal 1998
  First Quarter                                               $7.6875   $6.3125
  Second Quarter                                              $8.0000   $6.0625
  Third Quarter                                               $7.7500   $6.6250
  Fourth Quarter                                              $9.0630   $6.0000

Three Months December 31, 1998                                $6.2500   $4.6250

Calendar 1999
  First Quarter                                               $6.9375   $4.7500
  Second Quarter                                              $5.7500   $4.1250
  Third Quarter                                               $6.0000   $5.0000
  Fourth Quarter                                              $5.8125   $3.4375

    PAS's Board of Directors from time to time may declare, and PAS may pay, dividends on its outstanding shares of Common Stock in the manner and upon the terms and conditions provided by law. Pursuant to the terms of the Credit Agreement (as defined below), PAS may not pay dividends without the consent of Bank of America, N.A. if an event of default under the Credit Agreement (including a violation of the financial restrictions) has occurred or would occur because of the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents summary financial results and other information of PAS and its subsidiaries. This data has been derived from the historical consolidated financial statements of PAS (formerly known as Pepsi-Cola Puerto Rico Bottling Company), except for the pro forma 1998 results described below. Such historical results have been restated for the combination of interests transaction described below. Prior to January 1, 1999, PAS's fiscal year end was September 30. Effective at that date, PAS changed its fiscal year-end to December 31. As a result, PAS reported its results for the three-month period ended December 31, 1998 to conform to the new fiscal year-end. For comparison purposes, selected financial data is presented for the corresponding three-month period in the prior year.

    On October 15, 1999, PAS combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. PAS's consolidated financial statements have been restated beginning

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

July 17, 1998 (the earliest date upon which common control existed in each of PAS, Delta and Dakota) to include the financial position and results of operations of the combined companies since that date.

    For comparison purposes only, pro forma selected financial data is presented for the calendar year ended December 31, 1998, as if the common control transaction occurred on January 1, 1998.

    This selected financial data should be read together with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data (including the accompanying footnotes to financial statements).

    SPECIAL CHARGES

    Income (loss) from operations for periods presented in the table of Selected Financial Data has been affected by special charges and credits as follows:

    - In fiscal year ended September 30, 1996, a charge of $2.7 million reflects a $1.4 million write-down of the carrying value of a bottling plant in San Juan, Puerto Rico that was taken out of service and a $1.3 million adjustment of pension costs associated with employee terminations.

    - In fiscal year ended September 30, 1997, a charge of $13.2 million represented costs in connection with PAS's settlement of civil litigation with shares of its common stock that were contributed to PAS by its founding shareholders. In addition a charge of $0.5 million was incurred for costs associated with a 5% reduction of the workforce.

    - In fiscal year ended September 30, 1998, charges of $3.3 million were incurred related to a restructuring plan, a provision for legal and environmental issues and a further write-down of the out-of-service bottling plant. PAS also recorded an insurance recovery of $1.3 million for loss of business due to Hurricane Georges.

    - In the three months ended December 31, 1998, a charge for $0.2 million reflected an asset impairment loss relating to the sale of a division engaged in bottling and distribution of bulk water in Puerto Rico. An additional $0.3 million of insurance proceeds related to business loss from Hurricane Georges was recorded.

    - In the year ended December 31, 1999 PAS incurred an additional loss of $0.3 million in the sale of the water division and recorded a provision of $3.4 million related to termination of deferred compensation plans at Delta and Dakota, following the combination transaction. Professional fees of $4.9 million and other costs attributable to conforming the common interest were expensed. The deferred compensation plans were revalued to reflect the values of those companies in the combination of interests as determined by a third party investment bank. PAS was also able to resolve certain legal and environmental matters for $0.5 million less than the reserve established in fiscal year ended September 30, 1998.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                              PEPSIAMERICAS, INC.

                            SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Three Months Ended          Fiscal Years Ended September 30
                                                  Pro Forma    ----------------------   -----------------------------------------
                                        1999       1998(1)     12/31/98(2)   12/31/97   1998(2)      1997       1996       1995
                                      --------   -----------   -----------   --------   --------   --------   --------   --------
                                                 (unaudited)        (unaudited)
RESULTS OF OPERATIONS
Net Sales                             $575,743    $548,371      $136,646     $25,517    $196,335   $ 99,172   $102,891   $114,301
Gross Profit                          $183,517    $175,327      $ 42,558     $ 8,318    $ 59,869   $ 30,935   $ 27,935   $ 46,455
Income (loss) from operations(3)        18,998      21,808         5,135        (479)     (1,002)   (21,420)   (26,827)     9,735
Income (loss) before income taxes,
  minority interest, equity in BAESA
  and extraordinary item(3)             (3,314)      1,095           367        (866)     (6,529)   (22,845)   (24,077)     9,118
Income tax benefit (expense)            (4,832)      1,843          (832)       (125)      2,515      3,342      1,205        297
Minority interests, net of taxes(10)      (560)      2,466         2,145          --        (501)        --         --         --
Net income (loss) before equity in
  BAESA and extraordinary item(3)       (8,706)      5,404         1,680        (991)     (4,515)   (19,503)   (22,872)     9,415
Equity in BAESA income (loss) net of
  taxes                                     --          --            --          --          --         --    (51,458)     5,638
Net income (loss)(3)(4)                 (9,450)      5,404         1,680        (991)     (4,515)   (19,503)   (74,330)    15,053
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING              86,829      86,633        86,760      21,500      35,072     21,500     21,500     18,105

PER SHARE DATA(5)

Income (loss) before equity in BAESA  $  (0.11)   $   0.06      $   0.02     $ (0.05)   $  (0.14)  $  (0.91)  $  (1.06)  $   0.52
Net income (loss)                        (0.11)       0.06          0.02       (0.05)      (0.14)     (0.91)     (3.46)      0.83
Dividends declared per share of
  common stock(9)                           --          --            --          --          --         --       0.24       0.27

FINANCIAL POSITION (at end of
  period)

Cash and cash equivalents             $  8,317    $ 23,551      $ 23,551     $13,814    $ 31,405   $ 19,621   $ 18,680   $ 46,091
Working Capital(7)                      60,564      51,598        51,598       2,174      47,883       (813)   (15,072)     2,580
Property and equipment, net            147,779     121,342       121,342      46,466     122,384     45,788     49,936     36,445
Total assets                           516,143     410,085       410,085      88,692     418,475     95,910    109,981    185,666
Long-term debt(8)                      302,050     242,108       242,108      25,516     241,214     26,064      7,575      9,967
Common shareholders equity             109,455      62,058        62,058      42,401      61,807     43,392     49,357    128,649

OTHER DATA

EBITDA(6)                             $ 51,718    $ 44,528      $ 11,192     $ 1,132    $  7,986   $(15,448)  $(70,841)  $ 20,545
Operating cash flows                    24,807      25,289         1,896      (3,554)      4,348     (7,504)    (6,542)    16,497
Capital expenditures                    29,053      22,915         3,146         501       5,517      4,663     24,421     10,418

------------

 (1) Pro Forma year ended December 31, 1998 is a pro forma unaudited presentation to facilitate comparability to fiscal year ended December 31, 1999.

 (2) Effective January 1, 1999, PAS changed its fiscal year to a calendar year. The three months ended December 31, 1998 and the fiscal year ended September 30, 1998 have been restated to reflect the common interests between PAS, Dakota and Delta from July 18, 1998.

 (3) Includes special charges for the fiscal year ended December 31, 1999 and the Pro Forma year 1998 of $8,068 and $1,883, respectively, and special charges for the three months ended December 31, 1998 of $(96) and special charges for the fiscal years ended September 30, 1998, 1997 and 1996 of $1,979, $13,707 and $2,700, respectively. See Item 6. Selected Financial Data--Special Charges for detail.

 (4) Includes an extraordinary item in fiscal year ended December 31, 1999 of $744, net of tax from early extinguishment of debt.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

 (5) Earnings per share of common stock and dividends declared per share of common stock are determined by dividing net income by the weighted average number of shares of PAS common stock outstanding during each period and dividends declared by the number of shares of PAS common stock outstanding at the time of dividend declaration, respectively. Earnings per share information for fiscal year 1995 has been adjusted to give effect to a stock split that occurred in fiscal year 1995.

 (6) EBITDA consists of net income (loss) before special charges, income taxes, interest, dividends on subsidiary's preferred stock and depreciation and amortization. EBITDA is included herein to provide additional information about PAS's ability to service its debt. EBITDA should not be considered as an alternative measure of PAS's net income, operating income, cash flow from operating activities or liquidity.

 (7) Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding current maturities of long-term debt).

 (8) Includes current maturities of long-term debt.

 (9) Excludes dividends of Dakota for distribution of income taxes and profits prior to the combination of interests on October 15, 1999.

(10) Minority interest includes the portion of Delta's net income (loss) not related to the common interests from July 18, 1998 to October 15, 1999, dividends on Delta's preferred stock after taxes July 18, 1998 and the minority share of the net income of Delta's joint venture subsidiary after July 18, 1998. Minority interests were tax affected.

(11) PAS's consolidated effective tax rate differs from the statutory rate due to Puerto Rico tax credits and the non-deductibility of amortization of franchise rights. For periods from July 18, 1998 to October 15, 1999, income taxes reflect the Subchapter S election of Dakota.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION AND ANALYSIS CONTAINS CERTAIN FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "ANTICIPATED," "EXPECTS," AND "INTENDS," OR COMPARABLE TERMINOLOGY. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. HOLDERS AND POTENTIAL PURCHASERS OF THE COMPANY'S SECURITIES ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS WHICH ARE QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONS AND RISKS DESCRIBED HEREIN.

    The primary measurement of unit volume for PAS is franchise case sales which are case-sized quantities of the various consumer packages in which products are produced and sold and may alternatively be described as hard case sales. PAS also sells premix or draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in unit volume measurements as they are not the primary focus of PAS's selling efforts.

    The primary source of revenue for PAS is franchise case sales which are sales of PAS's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent less than 15% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales, and are not a primary focus of management in determining the business strategy of PAS. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

    GENERAL OVERVIEW

    CHANGE IN FISCAL YEAR

    Effective January 1, 1999, PAS changed its fiscal year end from September 30 to December 31. This discussion includes information for the interim period from October 1, 1998 through December 31, 1998, which is referred to as the "interim period" or "1998 interim period." Comparable information for the three months ended December 31, 1997 is included for discussion purposes.

    CHANGE IN CONTROL

    On July 17, 1998, P-PR Transfer, LLP, a partnership principally owned by Pohlad Companies acquired a controlling interest in PAS, formerly known as Pepsi-Cola Puerto Rico Bottling Company. Effective with the change in control, PAS and two other entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Company, Inc. ("Dakota"), shared common ownership and were under the common control of Pohlad Companies.

    COMBINATION OF INTERESTS

    Effective October 15, 1999, PepsiAmericas combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control, with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. Pohlad Companies continues to be the controlling shareholder in PAS.

    RESTATEMENT OF SELECTED FINANCIAL DATA

    The consolidated financial statements of PAS have been restated beginning July 17, 1998 to include the combined financial position and results of operations of PepsiAmericas, Delta and Dakota since that date.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

    INCOME TAXES

    PAS's effective income tax rate differs from the U.S. Federal statutory income tax rate in several respects, most notably non-deductible amortization of franchise rights, other non-deductible fees and expenses, valuation allowances provided for losses incurred by PAS's Puerto Rican operations, and adjustments directly related to the combination of interests transaction and previous
S corporation tax status of Dakota.

    SPECIAL CHARGES, NET

    For a discussion of special charges and credits recorded by PAS during the periods, please see the consolidated financial statements and related notes, and the information contained in Item 6. Selected Financial Data.

    MATTERS AFFECTING COMPARABILITY

    As noted above, PAS changed its fiscal year end to a calendar year end beginning with the fiscal year ended December 31, 1999. As a result, PAS reported the results of operations for the interim of the three months ended December 31, 1998. In order to promote comparability between periods, pro forma unaudited results of operations for a twelve month period ended December 31, 1998 were included in the table of selected financial data.

    Further, the accounting for the July 1998 transaction creating the common interests between PAS and Dakota and Delta causes a lack of comparability between the fiscal years ended September 30, 1998 and 1997. The discussion by management of the results of operations for those periods will make mention of reconciling amounts.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO PRO FORMA YEAR ENDED DECEMBER 31,
     1998

    Net sales, excluding contract net sales, for the year ended December 31, 1999 increased by 5.0% to $533.8 million compared to $508.3 million for the same period in 1998. The increase in net sales was partially due to acquisitions during 1999 as demonstrated below:

                                                               Unit
Increase (decrease) due to:                                   Volume      Net Sales
---------------------------                                   ------      ---------
Base business                                                  4.6%          3.4%
Seven-Up acquisition                                           1.4           1.1
Jamaica acquisition                                            0.7           0.5
                                                               ---           ---
  Aggregated                                                   6.7%          5.0%
                                                               ===           ===

    The increase in base business was due primarily to a 4.6% increase in volume, offset by 1.6% decrease in pricing. The decrease in average pricing reflects a modest mix shift towards can packages of soft drinks which have a lower net selling price per unit and are sold predominately in grocery stores that require greater promotional costs. The brands showing strong growth were Mountain Dew, Pepsi One, Aquafina and Ocean Spray. Improvement in beer pricing essentially offset a 2.2% decrease in beer volume. Contract net sales for the year ended December 31, 1999 increased 4.6% compared to the same period in 1998. As a result of the foregoing, net sales for the year ended December 31, 1999 increased 5.0% to $575.7 million compared to $548.4 million for the same period in 1998.

    Cost of sales for the year ended December 31, 1999 increased to $392.2 million compared to $373.0 million for the same period in 1998. The increase was due primarily to the net effect of the increase in franchise case sales and the mentioned mix shift towards lower cost can packages of soft drinks. As a percentage of net sales,

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

cost of sales for the year ended December 31, 1999 increased to 68.1% compared to 68.0% for the same period in 1998. As a result of the foregoing, gross profit for the year ended December 31, 1999 was $183.5 million compared to $175.3 million for the same period in 1998.

    Selling, general and administrative expenses for the year ended
December 31, 1999 increased to $152.0 million compared to $147.1 million for the same period in 1998. Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). S&D and A&M expenses in the aggregate grew less rapidly than unit volume. G&A expenses increased due primarily to provision for the potential accounts receivable loss in the bankruptcy of a grocery customer and defense costs in litigation that is nearing trial. As an entire category, these operating costs represented 26.4% and 26.8% of net sales in 1999 and 1998, respectively.

    As a result of the above factors, income from operations for the year ended December 31, 1999 decreased to $19.0 million, or 3.3% of net sales, compared to $21.8 million, or 4.0% of net sales, for the same period in 1998. Excluding the special charges discussed in Item 6, income from operations in 1999 was $27.1 million or 4.7% of net sales as compared to $23.7 million or 4.3% of net sales in 1998.

    Interest expense for the year ended December 31, 1999 increased to $22.1 million from $20.7 million for the same period in 1998. The increase was due primarily to interest attributable to debt incurred to complete acquisitions and the combination of interests.

    As a result of the above factors, the Company realized a net loss before income taxes and minority interest of ($3.3) million for the year ended December 31, 1999 compared to net income before income taxes and minority interest of $1.1 million for the same period in 1998. Excluding the special charge, net income before income taxes and minority interest in 1999 was $4.8 million as compared to $3.0 million in 1998

    1998 INTERIM PERIOD COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

    Net sales for Dakota and Delta in the period were $108.3 million. Net sales for PAS increased $2.8 million. This increase was primarily the result of the increase in case volume sales, which increased 14% during the period ended December 31, 1998 compared to the same period in 1997. The increased volume was in cans and 20 oz. PET bottles; this was offset by a decrease in average overall pricing of 2.7% and reductions of price support.

    Cost of sales for Dakota and Delta in the period was $73.7 million. Cost of sales for PAS increased $3.1 million, or 18.2% for the 1998 interim period as compared to the 1997 interim period to $20.3 million. This increase was primarily due to the increased sales volume and costs of imported products.

    Gross profit for Dakota and Delta in the period was $34.6 million. Gross profit for PAS decreased by 3.8% to $8.0 million compared to the same interim period in 1997. The decrease was primarily due to the impact of Hurricane Georges in late September 1998, which forced PAS to halt production for the two weeks after the storm and import higher cost finished goods for an extended period.

    Operating expenses for Dakota and Delta in the period were $28.9 million. Selling and marketing expenses for PAS decreased $0.5 million, or 7.4% to $6.9 million for the 1998 interim period as compared to the 1997 interim period. This decrease was primarily due to reduced operating expenses of $0.5 million in the 1998 interim period as compared to the 1997 interim period. Administrative expenses for PAS increased $0.5 million or 33.2% for the 1998 interim period from the 1997 interim period to $1.8 million. This increase reflects transition costs of implementing the new management and accounting services agreements.

    Income from operations for Dakota and Delta in the period was $5.7 million. Income (Loss) from operations for PAS decreased to $(0.6) million in the 1998 interim period, from $(0.5) million in the 1997

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

interim period. This decrease is the result of lower gross profit of $0.3 million, higher administrative expenses of $0.5 million, and an additional reserve for asset impairment. These were offset in part by the lower selling and marketing expenses of $0.5 million and proceeds from business interruption insurance related to the hurricane of $0.3 million.

    Net income for Dakota and Delta in the period was $3.1 million. Net income
(loss) for PAS decreased to $(1.4) million in the 1998 interim period, from $(1.0) million during the 1997 interim period. This decrease is the result of lower operating income and an increased income tax expense.

    FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    Net sales for Dakota and Delta from July 18, 1998 to September 30, 1998 were $96.9 million. Net sales for PAS increased $0.2 million, or 0.2%, in fiscal year 1998 from fiscal year 1997 to $99.4 million. This increase was primarily the result of an increase in sales volume of approximately 3.0% offset partially by increased discounts provided to customers in 1998 as compared to 1997. The average net sales price decreased during fiscal year 1998 by approximately 1.8% as compared to fiscal year 1997.

    Cost of sales for Dakota and Delta from July 18, 1998 to September 30, 1998 was $5.9 million. Cost of sales for PAS increased $2.3 million, or 3.3% for fiscal year 1998 as compared to fiscal year 1997 to $70.5 million. This increase was primarily the result of the increase in sales volume.

    Gross profit for Dakota and Delta from July 18, 1998 to September 30, 1998 was $31.0 million. Gross profit for PAS decreased by $2.0 million to $28.9 million in fiscal year 1998 from $30.9 million in 1997. As a percentage of net sales, gross profit decreased to 29.1% in 1998 from 31.2% in 1997. The decrease was primarily due to the higher discounts provided to customers (which resulted in a lower average net sales price).

    Selling, General and Administrative Expenses for Dakota and Delta from
July 18, 1998 to September 30, 1998 were $22.8 million. Selling and marketing expenses for PAS decreased $0.2 million, or 0.5%, to $30.1 million for the fiscal year 1998 as compared to the 1997 fiscal year. As a percentage of net sales, selling and marketing expenses decreased to 30.3% during the fiscal year 1998 from 30.5% in the 1997 fiscal year. Administrative expenses for PAS decreased $2.4 million or 28.2% for fiscal year 1998 from fiscal year 1997 to $6.0 million. This decrease was primarily the result of reductions of $0.9 million in the cost of legal services, reductions of $1.0 million in salaries and wages, and $0.5 million in other administrative expenses. As a percentage of net sales, administrative expenses decreased to 6.1% during fiscal year 1998 from 8.5% in fiscal year 1997.

    PAS's results of operations for fiscal year 1997 were affected by the incurrence of a non-cash expense of $13.2 million in connection with PAS's settlement of certain civil litigation, representing the estimated value of 2.5 million Class B shares transferred as part of the settlement. There was no similar non cash expense that was incurred during fiscal year 1998.

    PAS's results of operations for fiscal year 1998 were affected by the incurrence of charges for unusual items totaling $3.3 million. The unusual items include costs related to the restructuring plan initiated by the new management of PAS ($1.7 million), provision for certain legal and environmental issues ($0.8 million) and provision for reduction in the estimated market value of the former production facility then held for resale ($0.8 million). The impact of these unusual items was offset by the benefit of insurance proceeds of $1.3 million for loss of business from September 22, 1998 to October 21, 1998 due to Hurricane Georges.

    Income from operations for Dakota and Delta from July 18, 1998 to September 30, 1998 was $8.2 million. Loss from operations for PAS decreased to ($9.2) million in fiscal year 1998 from a loss of ($21.4) million in fiscal year 1997. This increase is the net result of the decrease in gross profit of $2.0 million, decreased selling and marketing costs of $0.2 million, decreased administrative costs of $2.4 million, the absence of the

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

settlement of litigation charge of $13.2 million and unusual items of $3.3 million in fiscal year 1998 versus a restructuring charge of $0.5 million in fiscal year 1997.

    Interest expense net for Dakota and Delta from July 18, 1998 to September 30, 1998 was $4.0 million. Interest and other income (expenses) for PAS in total remained consistent between fiscal years 1998 and 1997.

    Net income for Dakota and Delta from July 18, 1998 to September 30, 1998 was $5.1 million. Net loss for PAS during fiscal year 1998 was $(9.6) million, compared to $(19.5) million during fiscal year 1997.

    LIQUIDITY AND CAPITAL RESOURCES.

    At December 31, 1999, PAS had $8.3 million of cash and cash equivalents. Indebtedness for borrowed money, including short-term and long-term borrowings and capital lease obligations at December 31, 1999, totaled $302.1 million, which included $7.9 million of current obligations.

    Net cash provided by (used in) operating activities for PAS was $24.8 million for fiscal year 1999 as compared with $4.3 million for fiscal year 1998 and ($7.5) million for fiscal year 1997. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was $23.6 million during fiscal year 1999, $6.4 million during fiscal year 1998, and $0.4 million during fiscal year 1997. The net cash provided by (used in) operating activities that was due to changes in assets and liabilities was $1.2 million during fiscal year 1999, ($2.1) million during fiscal year 1998, and ($7.9) million during fiscal year 1997.

    Net cash provided by (used in) operating activities for PAS was $1.9 million for the interim period ended December 31, 1998 as compared with ($3.6) million for the same period in 1997. The net cash provided by (used in) operating activities excluding the portion due to changes in assets and liabilities was $7.5 million during the interim period 1998, and $0.4 million in 1997. The net cash provided (used in) operating activities that was due to changes in assets and liabilities was ($5.6) million in the interim period in 1998 and ($4.0) million in the interim period in 1997.

    Net cash provided by (used in) investing activities for PAS was ($72.8) million for fiscal year 1999, as compared with ($7.3) million for fiscal year 1998 and $8.6 million for fiscal year 1997. Purchases of property, plant and equipment, net of disposals, amounted to ($28.9) million during fiscal year 1999 as compared with ($4.8) million during fiscal year 1998 and ($4.3) million during fiscal year 1997. Fiscal year 1999 also included the acquisition of certain franchise rights for ($12.0) million and the acquisitions of other businesses, including the acquisition of a bottling operation in Jamaica, of ($29.4) million.

    Net cash provided by (used in) investing activities for PAS was ($6.2) million for the interim period ended December 31, 1998, as compared with ($0.5) million for 1997. Purchases of property, plant and equipment net of disposals, amounted to ($3.1) and ($0.5) million for the interim period ended December 31, 1998 and 1997 respectively.

    Cash flows provided by (used in) financing activities for PAS were $32.8 million for fiscal year 1999 as compared with $7.1 million for fiscal year 1998 and ($0.2) million for fiscal year 1997. The significant financing activities in fiscal 1999 were net proceeds from new financing arrangements of $44.9 million, and dividends paid to Pohlad Companies, the controlling shareholder in PAS, of ($9.2) million. The significant financing activities in fiscal 1998 were the sale of common stock, net of equity issuance costs, of $23.1 million, repayment of ($12.9) million of short and long term debt, and ($3.1) million in dividends paid to Pohlad Companies. The significant financing activity for PAS in fiscal year 1997 was the net repayment of indebtedness of ($0.2) million.

    Cash flows provided by (used in) financing activities for PAS were ($3.6) million for the interim period ended December 31, 1998 as compared with ($1.6) for the same period in 1997. The financing activities for PAS

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

during the 1998 interim period were dividends paid to Pohlad Companies and the net repayment of debt. The financing activities for PAS during the 1997 interim period were the net repayment of debt.

    Capital expenditures, before the effect of dispositions, for PAS totaled ($29.0) million in fiscal year 1999, ($5.5) million in fiscal year 1998 and ($4.7) million in fiscal year 1997. Capital expenditures, before the effect of dispositions, for PAS totaled ($3.1) million in the interim period for 1998 and ($0.5) million in the interim period for 1997. PAS's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. PAS estimates that its capital expenditures for the fiscal years ending December 31, 2000 will be approximately $25 million.

    DISCLOSURES ABOUT MARKET RISK

    PAS uses financial instruments, primarily variable rate debt, to finance operations, for capital expenditures and for general corporate purposes. PAS's exposure to market risk for changes in interest rates relates primarily to investments, and short- and long-term debt obligations. PAS places its investments in high-quality securities with major financial institutions while limiting exposure to any one issuer. PAS does not use derivative financial instruments or engage in trading activities.

    The following table summarizes the principal cash flows of PAS's financial instruments outstanding at December 31, 1999, categorized by type of instrument and by year of maturity.

                                        2000     2001      2002       2003     Thereafter    Total     Fair Value
                                       ------   -------   -------   --------   ----------   --------   ----------
Cash and cash equivalents:
  Deposit and money market accounts    $8,317   $    --   $    --   $     --     $   --     $  8,317    $  8,317

Long-term debt:
  Senior notes payable (interest at
    9.75%)                                 --        --        --    120,000         --      120,000     120,000
  Term Loan (interest at 8.18%)         6,875    10,000    13,125         --         --       30,000      30,000
  Term Loan (interest at 8.68%)           813       650    16,250     47,287         --       65,000      65,000
  Revolving line of credit--
    Swing line facility (interest
      ranging from 7% to 9%)               --     2,500                   --         --        2,500       2,500
    All other (interest ranging from
      9% to 10.8%)                         --     2,200    65,220         --         --       67,420      67,420
  Notes payable to Poydras                 --        --        --         --      1,839        1,839       1,839

    YEAR 2000 COMPLIANCE

    Before the rollover of the year from 1999 to 2000, many installed computer systems and software products were coded to accept only two digit date entries and were unable to accept four digit date entries to distinguish 21st century dates from the 20th century dates. As a result, computer systems and software used by many companies prior to the rollover date required upgrading or replacement to comply with such "Year 2000" requirements. The failure of PAS, its vendors, suppliers or other critical third parties with whom PAS conducts business to achieve Year 2000 compliance on a timely basis could materially adversely affect PAS's business.

    As of March 1, 2000, PAS has not experienced and does not anticipate any material adverse effects on its systems and operations as a result of Year 2000 issues. Business is continuing as usual, and internal systems will continue to be monitored for any likely disruptions. Further, as of March 1, 2000, PAS has not experienced any operational difficulties as a result of Year 2000 issues with its vendors, suppliers or other critical third parties with whom PAS conducts business. However, Year 2000 compliance has many elements and potential

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that PAS will not in the future identify equipment or systems which are not Year 2000 compliant.

    Although the transition to the Year 2000 did not have any significant impact on PAS or its systems and operations, PAS will continue to monitor the impact of Year 2000 on its systems and those of its vendors, suppliers and other critical third parties. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

    PAS has not spent, and does not anticipate spending in the future, any material amounts relating to Year 2000 issues. This is due, in part, to PAS's recent significant upgrades to its data communications network and key data processing hardware, all of which are Year 2000 compliant.

    INFLATION

    There was no significant impact on PAS's operations as a result of inflation during the year ended December 31, 1999, the three months ended December 31, 1998, or the fiscal years ended September 30, 1998 and 1997.

    IMPACT OF CHANGES IN ACCOUNTING STANDARDS

    Effective October 1, 1998, PAS adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which required, among other items, additional disclosures on changes in PAS's pension benefit obligations and fair values of plan assets. PAS adopted the provisions of SFAS No. 128, "Earnings Per Share," in fiscal year 1998 which require the presentation of a basic and diluted earnings per share for all periods presented. Accordingly, PAS's net loss per common share was computed by dividing the net loss by the weighted average number of common shares outstanding. Net loss per common share--assuming dilution did not include PAS's potentially dilutive securities because to do so would have been antidilutive. PAS also adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in fiscal year 1998. This statement established standards for the reporting and display of comprehensive income and its components.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured by its fair value. Changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The statement is effective for fiscal years beginning after June 15, 2000. PAS does not trade in derivative financial instruments and does not use financial instruments to hedge its exposure to currency or interest rate risk. Management does not believe the adoption of this statement will have a material impact on PAS's consolidated financial position or results of operations.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following information is submitted pursuant to the requirements of Item
8.

Report of Independent Public Accountants, dated March 1,
  2000                                                         26

Independent Auditors' Report, dated December 5, 1997           27

Consolidated Balance Sheets as of December 31, 1999 and
  1998, and September 30, 1998                                 28

Consolidated Statements of Income (Loss) for the Year Ended
  December 31, 1999, the Three Months Ended December 31,
  1998, and the Fiscal Years Ended September 30, 1998 and
  1997                                                         29

Consolidated Statements of Shareholders' Equity for the Year
  Ended December 31, 1999, the Three Months Ended
  December 31, 1998, and the Fiscal Years Ended
  September 30, 1998 and 1997                                  30

Consolidated Statements of Cash Flows for the Year Ended
  December 31, 1999, the Three Months Ended December 31,
  1998, and the Fiscal Years Ended September 30, 1998 and
  1997                                                         31

Notes to Consolidated Financial Statements                     32

Report of Independent Public Accountants on Financial
  Statement Schedule, dated March 1, 2000                      64

Independent Auditors' Report on Financial Statement
  Schedule, dated December 5, 1997                             65

Schedule II--Valuation and Qualifying Accounts                 66

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PepsiAmericas, Inc.:

    We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. (formerly known as Pepsi-Cola Puerto Rico Bottling Company) and Subsidiaries as of December 31, 1999 and 1998, and September 30, 1998, and the related consolidated statements of income (loss), shareholders' equity and cash flows for the year ended December 31, 1999, the three months ended
December 31, 1998, and the fiscal year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PepsiAmericas, Inc. and Subsidiaries as of December 31, 1999 and 1998, and September 30, 1998, and the results of their operations and their cash flows for the year ended
December 31, 1999, the three months ended December 31, 1998, and the fiscal year ended September 30, 1998 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 1, 2000.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of PepsiAmericas, Inc. and Subsidiaries:

    We have audited the accompanying consolidated statements of income (loss), shareholders' equity and cash flows of PepsiAmericas, Inc. (formerly Pepsi-Cola Puerto Rico Bottling Company) ("PAS") and subsidiaries for the year ended September 30, 1997. These consolidated financial statements are the responsibility of PAS's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PepsiAmericas, Inc. and Subsidiaries for the year ended September 30, 1997, in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Juan, Puerto Rico,
December 5, 1997.

Stamp No. 1595002 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          (U.S. DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  December 31
                                                              -------------------   September 30
                                                                1999       1998         1998
                                                              --------   --------   -------------
CURRENT ASSETS:
Cash and cash equivalents                                     $  8,317   $ 23,551     $ 31,405
Accounts receivable:
  Trade, less allowance for doubtful accounts of $3,075,
    $3,177, and $3,896                                          48,193     44,964       44,199
  Marketing and advertising                                     13,785      9,895        7,862
  Other                                                          7,104      5,015        5,523
Inventories, at cost                                            32,311     21,125       23,436
Shells, tanks and pallets                                        8,451      8,100        8,243
Deferred income tax assets                                       8,042      4,235        5,800
Prepaid expenses and other                                      11,348      7,848        8,459
------------------------------------------------------------  --------   --------     --------
    Total current assets                                       137,551    124,733      134,927

DEFERRED INCOME TAX ASSETS                                      15,686     24,062       23,105
LONG-LIVED ASSETS HELD FOR SALE, principally land and
  building                                                          --      2,615        2,615
PROPERTY, PLANT AND EQUIPMENT, net                             147,779    121,342      122,384
INTANGIBLE ASSETS, net of accumulated amortization             186,695    122,651      123,873
DEFERRED FINANCING COSTS, BEVERAGE POURING RIGHTS AND OTHER
  ASSETS                                                        28,432     14,682       11,571
------------------------------------------------------------  --------   --------     --------
    Total assets                                              $516,143   $410,085     $418,475
============================================================  ========   ========     ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of long-term debt                      $  7,931   $  3,788     $  3,940
  Accounts payable                                              29,050     20,030       23,357
  Accrued expenses                                              39,620     29,554       32,282
------------------------------------------------------------  --------   --------     --------
    Total current liabilities                                   76,601     53,372       59,579
LONG-TERM DEBT AND OTHER LIABILITIES, excluding current
  installments                                                 294,119    238,320      237,274
MINORITY INTEREST                                               35,968     54,530       56,705
ACCRUED PENSION COST                                                --      1,805        3,110
------------------------------------------------------------  --------   --------     --------
                                                               406,688    348,027      356,668
COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Class A common stock                                              50         50           50
  Class B common stock                                             824        168          168
  Additional paid-in-capital                                   222,759    159,384      158,877
  Accumulated deficit                                         (113,820)   (95,197)     (94,451)
  Deferred compensation                                           (353)      (457)          (1)
  Accumulated other comprehensive income (loss)                     (5)    (1,890)      (2,836)
------------------------------------------------------------  --------   --------     --------
    Total shareholders' equity                                 109,455     62,058       61,807
------------------------------------------------------------  --------   --------     --------
    Total liabilities and shareholders' equity                $516,143   $410,085     $418,475
============================================================  ========   ========     ========

   The accompanying notes are an integral part of these financial statements.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months   Fiscal Years Ended
                                                             Year Ended       Ended          September 30
                                                            December 31    December 31    -------------------
                                                                1999           1998         1998       1997
                                                            ------------   ------------   --------   --------
Net sales                                                     $575,743       $136,646     $196,335   $ 99,172
Cost of sales                                                  392,226         94,088      136,466     68,237
----------------------------------------------------------    --------       --------     --------   --------
  Gross profit                                                 183,517         42,558       59,869     30,935
Selling, general and administrative expenses                   152,025         36,212       57,847     38,648
Amortization of franchise rights and other intangibles           4,426          1,307        1,045         --
Fees related to combination of interests                         4,884             --           --         --
Provision for deferred compensation plan termination             3,407             --           --         --
Restructuring charges                                               --             --        1,728        535
Provision for (reversal of) legal and environmental
  reserves                                                        (490)            --          760         --
Losses on asset impairments                                        267            250          800         --
Insurance proceeds from business interruption and other
  losses                                                            --           (346)      (1,309)        --
Litigation settlement expenses                                      --             --           --     13,172
----------------------------------------------------------    --------       --------     --------   --------
  Income (loss) from operations                                 18,998          5,135       (1,002)   (21,420)
Other income (expense):
  Interest expense, net                                        (22,126)        (5,006)      (5,647)    (1,426)
  Other, net                                                      (186)           238          120          1
----------------------------------------------------------    --------       --------     --------   --------
    Total other income (expense)                               (22,312)        (4,768)      (5,527)    (1,425)
Income (loss) before income taxes, minority interest and
  extraordinary item                                            (3,314)           367       (6,529)   (22,845)
Income tax benefit (expense)                                    (4,832)          (832)       2,515      3,342
Minority interest, net of taxes                                   (560)         2,145         (501)        --
----------------------------------------------------------    --------       --------     --------   --------
Net income (loss) before extraordinary item                     (8,706)         1,680       (4,515)   (19,503)
Extraordinary item, net of taxes                                  (744)            --           --         --
----------------------------------------------------------    --------       --------     --------   --------
Net income (loss)                                             $ (9,450)      $  1,680     $ (4,515)  $(19,503)
==========================================================    ========       ========     ========   ========
Net income (loss) per common share--basic                     $  (0.11)      $   0.02     $  (0.13)  $  (0.91)
==========================================================    ========       ========     ========   ========
Net income (loss) per common share--assuming dilution         $  (0.11)      $   0.02     $  (0.13)  $  (0.91)
==========================================================    ========       ========     ========   ========
Weighted average number of common shares outstanding
  (in thousands)                                                86,829         86,760       35,072     21,500
==========================================================    ========       ========     ========   ========

   The accompanying notes are an integral part of these financial statements.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 FOR THE YEAR ENDED DECEMBER 31, 1999, THE THREE MONTHS ENDED DECEMBER 31, 1998
             AND THE FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                          (U.S. DOLLARS IN THOUSANDS)

                                                 Class A    Class B    Additional
                                                  Common     Common     Paid-in     Accumulated   Treasury     Deferred
                                                  Shares     Shares     Capital       Deficit      Stock     Compensation
                                                 --------   --------   ----------   -----------   --------   ------------
BALANCE, September 30, 1996                         $50       $165      $ 90,738     $ (40,232)   $    --       $  --
Contribution of 2,500,000 Class B common shares
  by founding shareholders                           --         --        13,172            --    (13,172)         --
Tendering of 2,500,000 Class B common shares in
  partial settlement of litigation                   --         --            --            --     13,172          --
Minimum pension liability adjustment                 --         --            --            --         --          --
Net loss                                             --         --            --       (19,503)        --          --
-----------------------------------------------     ---       ----      --------     ---------    -------       -----
BALANCE, September 30, 1997                          50        165       103,910       (59,735)        --          --
Sale of 190,000 Class B common shares                --          2           948            --         --          --
Sale of 5,000,000 Class A common shares, net of
  equity issuance costs of $1,599                    --         --        22,151            --         --          --
Minimum pension liability adjustment                 --         --            --            --         --          --
Combination of common controlled interests           --          1        31,868       (27,090)        --          (1)
Dividends paid by Dakota                             --         --            --        (3,111)        --          --
Net income (loss)                                    --         --            --        (4,515)        --          --
-----------------------------------------------     ---       ----      --------     ---------    -------       -----
BALANCE, September 30, 1998                          50        168       158,877       (94,451)        --          (1)
Deferred compensation on stock options               --         --           507            --         --        (456)
Minimum pension liability adjustment                 --         --            --            --         --          --
Dividends paid by Dakota                             --         --            --        (2,426)        --          --
Net income (loss)                                    --         --            --         1,680         --          --
-----------------------------------------------     ---       ----      --------     ---------    -------       -----
BALANCE, December 31, 1998                           50        168       159,384       (95,197)        --        (457)
Shares issued upon acquisition of minority
  interests                                          --        650        60,464            --         --          --
Shares issued in connection with termination of
  deferred compensation plans                        --          6         2,911            --         --          --
Amortization of deferred compensation                --         --            --            --         --         104
Foreign currency translation                         --         --            --            --         --          --
Minimum pension liability adjustment                 --         --            --            --         --          --
Dividends paid by Dakota                             --         --            --        (9,173)        --          --
Net income (loss)                                    --         --            --        (9,450)        --          --
-----------------------------------------------     ---       ----      --------     ---------    -------       -----
BALANCE, December 31, 1999                          $50       $824      $222,759     $(113,820)        --       $(353)
===============================================     ===       ====      ========     =========    =======       =====

                                                  Accumulated
                                                     Other           Total
                                                 Comprehensive   Shareholders'   Comprehensive
                                                 Income (Loss)      Equity       Income (Loss)
                                                 -------------   -------------   -------------
BALANCE, September 30, 1996                         $(1,364)       $ 49,357
Contribution of 2,500,000 Class B common shares
  by founding shareholders                               --              --
Tendering of 2,500,000 Class B common shares in
  partial settlement of litigation                       --          13,172
Minimum pension liability adjustment                    366        $    366         $   366
Net loss                                                 --         (19,503)        (19,503)
-----------------------------------------------     -------        --------         -------
BALANCE, September 30, 1997                            (998)         43,392         $19,137
                                                                                    =======
Sale of 190,000 Class B common shares                    --             950
Sale of 5,000,000 Class A common shares, net of
  equity issuance costs of $1,599                        --          22,151
Minimum pension liability adjustment                 (1,838)         (1,838)         (1,838)
Combination of common controlled interests               --           4,778
Dividends paid by Dakota                                 --          (3,111)
Net income (loss)                                        --          (4,515)         (4,515)
-----------------------------------------------     -------        --------         -------
BALANCE, September 30, 1998                          (2,836)         61,807         $(6,353)
                                                                                    =======
Deferred compensation on stock options                   --              51
Minimum pension liability adjustment                    946             946         $   946
Dividends paid by Dakota                                 --          (2,426)
Net income (loss)                                        --           1,680           1,680
-----------------------------------------------     -------        --------         -------
BALANCE, December 31, 1998                           (1,890)         62,058         $ 2,626
                                                                                    =======
Shares issued upon acquisition of minority
  interests                                              --          61,114
Shares issued in connection with termination of
  deferred compensation plans                            --           2,917
Amortization of deferred compensation                    --             104
Foreign currency translation                             (5)             (5)        $    (5)
Minimum pension liability adjustment                  1,890           1,890           1,890
Dividends paid by Dakota                                 --          (9,173)
Net income (loss)                                        --          (9,450)         (9,450)
-----------------------------------------------     -------        --------         -------
BALANCE, December 31, 1999                          $    (5)       $109,455         $(7,565)
===============================================     =======        ========         =======

   The accompanying notes are an integral part of these financial statements.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                                                    FISCAL YEARS
                                                                                THREE MONTHS            ENDED
                                                                YEAR ENDED          ENDED           SEPTEMBER 30
                                                               DECEMBER 31       DECEMBER 31     -------------------
                                                                   1999             1998           1998       1997
                                                              --------------   ---------------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  (9,450)         $ 1,680       $ (4,515)  $(19,503)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Litigation settlement expenses                                     --               --             --     13,172
    Loss on disposition of property, plant and equipment               --               --             --        238
    Losses on asset impairments                                       267              250            800         --
    Write off of deferred financing charges                           636               --             --         --
    Restructuring charges                                              --               --          1,728         --
    Provision for (reversal of) legal and environmental
     reserves                                                        (490)              --            760         --
    Insurance proceeds from business interruption losses               --             (346)        (1,309)        --
    Depreciation and amortization                                  22,920            5,702          9,747      5,971
    Noncash interest on long-term debt                              5,025            1,536            203         --
    Net expense (payments) under deferred compensation plans          339              (13)            13         --
    Deferred income taxes                                           3,782              608           (629)       547
    Minority interest, before taxes                                   561           (1,906)          (429)        --
    Changes in assets and liabilities--
      Accounts receivable                                          (3,501)          (2,290)         3,524     (2,335)
      Inventories                                                 (11,070)           2,311            775      1,627
      Shells, tanks and pallets                                    (1,004)             143           (496)      (114)
      Prepaid expenses and other current assets                    (1,542)             611         (1,558)      (216)
      Intangible assets                                                --               --             --       (272)
      Accounts payable and accrued expenses                        18,282           (6,390)        (4,112)    (6,635)
      Other, net                                                       52               --           (154)        16
------------------------------------------------------------    ---------          -------       --------   --------
        Net cash provided by (used in) operating activities        24,807            1,896          4,348     (7,504)
------------------------------------------------------------    ---------          -------       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for exclusive beverage pouring rights                   (3,187)          (2,920)        (2,536)        --
  Redemption of short-term investments                                 --               --             --     12,904
  Capital expenditures                                            (29,053)          (3,146)        (5,517)    (4,663)
  Proceeds from sales of property and equipment                       140               82            720        406
  Proceeds from sale of business                                      700               --             --         --
  Acquisition of franchise rights                                 (12,000)              --             --         --
  Acquisition of businesses                                       (29,371)              --             --         --
  Other                                                               (65)            (194)            16         --
------------------------------------------------------------    ---------          -------       --------   --------
        Net cash provided by (used in) investing activities       (72,836)          (6,178)        (7,317)     8,647
------------------------------------------------------------    ---------          -------       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of equity issuance costs                  --               --         23,101         --
  Proceeds from short-term borrowings                              95,220            8,500         72,784        712
  Repayment of short-term borrowings                              (34,500)          (6,400)       (83,693)        --
  Proceeds from long-term borrowings                              105,000               --             --         --
  Principal payment on long-term debt                            (120,830)          (2,980)        (2,000)    (1,722)
  Proceeds from capital leases                                         --               --             --      1,793
  Prepayment of capital lease obligations                              --               --             --       (985)
  Dividends paid to controlling shareholder                        (9,173)          (2,426)        (3,111)        --
  Cash distribution to minority interest holder                        --             (266)            --         --
  Payment of deferred financing charges                            (2,922)              --             --         --
        Net cash provided by (used in) financing activities        32,795           (3,572)         7,081       (202)
------------------------------------------------------------    ---------          -------       --------   --------
CHANGE IN CASH AND CASH EQUIVALENTS                               (15,234)          (7,854)         4,112        941
------------------------------------------------------------    ---------          -------       --------   --------
CASH AND CASH EQUIVALENTS, beginning of period                     23,551           31,405         19,621     18,680
EFFECT OF RESTATEMENT ON CASH AND CASH EQUIVALENTS                     --               --          7,672         --
CASH AND CASH EQUIVALENTS, end of period                        $   8,317          $23,551       $ 31,405   $ 19,621
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for--
    Interest                                                    $  20,015          $ 9,859       $  3,222   $  2,560
    Income taxes                                                    7,238               44            333        258
    Noncash transactions-                                              --               --             --        599
      Capital leases reclassified as operating leases                  --               --             --        287
      Proceeds from sale of asset, net of underlying debt              --              507             --         --
      Deferred compensation on stock options

   The accompanying notes are an integral part of these financial statements.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND NATURE OF OPERATIONS

    PepsiAmericas, Inc. and its subsidiaries (collectively, the "Company" or "PAS") bottle, distribute and market soft drinks and other beverage products, primarily Pepsi-Cola and related brands, in exclusive franchise territories in the mid-southern and north-central United States, and in Puerto Rico and Jamaica. The Company also distributes beer products, primarily Miller Brewing Company and Heineken brands, in southern Louisiana.

    PAS operates under exclusive franchise agreements with soft drink concentrate producers, including "master" bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi-Cola products. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. PAS distributes alcoholic beverages pursuant to distributor agreements that contain provisions regarding the distribution and sale of alcoholic beverages.

    On July 17, 1998, P-PR Transfer LLP, a partnership principally owned by Pohlad Companies, acquired a controlling interest in PepsiAmericas, Inc., ("PepsiAmericas", formerly known as Pepsi-Cola Puerto Rico Bottling Company). Effective with the change in control, PepsiAmericas and two related party entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage
Company, Inc. ("Dakota"), shared common ownership and were under the common control of Pohlad Companies. Effective October 15, 1999, PepsiAmericas combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control, with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. Pohlad Companies continues to be the controlling shareholder in PAS. The accompanying consolidated financial statements have been restated beginning July 17, 1998 to include the financial position and results of operations of PepsiAmericas, Delta and Dakota since that date.

    The consolidated financial statements include the accounts of PepsiAmericas and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Effective with the combination of interests, Delta became a wholly owned subsidiary of PepsiAmericas. The proportionate share of Delta's common shareholders' equity which was not owned or controlled by Pohlad Companies is reflected as a minority interest in the accompanying consolidated financial statements through October 15, 1999, the combination date. Minority interest also includes a joint venture partner's equity in a joint venture involving Delta (the "Delta Joint Venture"), and PAS's obligation on preferred stock, including dividends, issued by Delta to outside investors. Throughout fiscal year 1997, PAS maintained an effective equity interest in Buenos Aires Embotelladora S. A. ("BAESA"), a South American bottler of Pepsi-Cola products, of approximately 17%, which was accounted for using the equity method until such investment was reduced to zero in fiscal year 1996. Effective June 17, 1998, PAS's remaining ownership in BAESA was transferred to PAS's then shareholders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include temporary investments in short-term securities, primarily discount notes, with original maturities of three months or less. As of December 31, 1999 and 1998, PAS had bank overdrafts of approximately $8,936 and $2,054, respectively. Bank overdrafts are included in accounts payable in the accompanying consolidated balance sheets.

    BOTTLER INCENTIVES

    PepsiCo and other brand owners, at their sole discretion, provide PAS with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment funding and shared media and advertising support. Based on the objective of the programs and initiatives, marketing support is recorded as an adjustment to net sales or a reduction of selling, general and administrative expenses. Direct marketplace support is primarily funding by PepsiCo and other brand owners of sales discounts and similar programs and is recorded as an adjustment to net sales. Capital equipment funding is designed to support the purchase and placement of marketing equipment and is recorded within selling, general and administrative expenses. Shared media and advertising support is recorded as a reduction to selling, general and administrative expenses. There are no conditions or other requirements that could result in a repayment of marketing support received.

    The total amount of incentives received from PepsiCo and other brand owners to cover a variety of marketing programs and initiatives totaled approximately $41,295, $10,824 and $13,637 in 1999, the three month period ended December 31, 1998 and in fiscal year 1998, respectively. Of these amounts, approximately $24,243, $4,740 and $8,009 for 1999, the three month period ended December 31, 1998 and fiscal year 1998, respectively, were recorded in net sales, with the remainder recorded in selling, general and administrative expenses. The amount of bottler incentives received from PepsiCo was more than 90% of total bottler incentives in each of the periods, with the balance received from the other brand owners.

    EXCLUSIVE BEVERAGE POURING RIGHTS CONTRACTS

    Amounts pursuant to contracts providing PAS with exclusive beverage pouring rights are capitalized and amortized on a straight-line basis over the terms of the related contracts. PepsiCo, at its sole discretion, provides direct funding for certain pouring rights contracts. PepsiCo funding for specific multi-year contracts is deferred and recognized as an offset to amortization of the designated pouring rights contract on a straight-line basis over the terms of the related contracts. PepsiCo support provided for nonspecific pouring rights contracts is deferred and recognized as an offset to amortization of the pouring rights asset on a straight-line basis in accordance with the terms of such agreements. At December 31, 1999, pouring rights assets, net of related PepsiCo support, totaled approximately $17,171, with the current portion of approximately $1,891 reflected in prepaid expenses and other current assets in the accompanying consolidated balance sheet.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INTANGIBLES AND OTHER ASSETS

    As of December 31, 1999 and 1998, and September 30, 1998, franchise rights approximated $186,695, $122,083 and $123,228. Franchise rights are being amortized on a straight-line basis over 40 years. Other intangibles, which were fully amortized through December 31, 1999, were amortized using the straight-line method over their estimated useful lives.

    The Company periodically evaluates the recoverability of its intangible assets as well as their amortization periods to determine whether an adjustment to the carrying value or a revision to the estimated useful lives is appropriate.

    INCOME TAXES

    PAS uses the liability method of accounting for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences attributable to operating loss and tax credit carryforwards, and temporary differences between PAS's assets and liabilities for financial reporting and income tax purposes, using income tax rates currently in effect. Deferred tax assets are recognized if management believes, based on available evidence, that it is "more likely than not" that the future income tax benefits will be realized. Deferred tax assets or liabilities are classified based upon the current or long-term classification of the asset or liability giving rise to the temporary difference or the expected future use of the loss or credit carryforward.

    REVENUE RECOGNITION

    Revenues are recognized when goods are shipped.

    MARKETING AND ADVERTISING COSTS

    PAS is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by PAS are reimbursed by PepsiCo and other brand owners in the form of marketing support. This form of marketing support is recorded as a reduction in advertising and marketing expenses. Advertising and marketing expenses were $4,340, $1,841 and $4,732 in 1999, the three month period ended December 31, 1998 and fiscal year 1998, respectively, net of brand owner support.

    EARNINGS PER SHARE

    The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Accordingly, the Company's net income or loss per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding. For 1999 and fiscal years 1998 and 1997, net loss per common share-assuming dilution does not include the Company's potentially dilutive securities (refer to Note 21) because to do so would be anti-dilutive. For the three month period ended December 31, 1998, net income per common share-assuming dilution was computed assuming that all potentially dilutive securities were

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) converted into common shares at the beginning of the period. A reconciliation of the amounts included in the computation of income (loss) per common share and income (loss) per common share--assuming dilution is as follows (in thousands):

                                                                            Three Months   Fiscal Years Ended
                                                              Year Ended       Ended          September 30
                                                             December 31    December 31    ------------------
                                                                 1999           1998        1998       1997
                                                             ------------   ------------   -------   --------
Net income (loss)                                              $(9,450)       $ 1,680      $(4,515)  $(19,503)
Effective of dilutive securities
  Stock options                                                     --             --           --         --
-----------------------------------------------------------    -------        -------      -------   --------
Net income (loss)--assuming dilution                           $(9,450)       $ 1,680      $(4,515)  $(19,503)
===========================================================    =======        =======      =======   ========
Average common shares outstanding                               86,829         86,760       35,072     21,500
Effects of dilutive securities
  Stock options                                                     --             63           --         --
-----------------------------------------------------------    -------        -------      -------   --------
Average common shares outstanding--assuming dilution            86,829         86,823       35,072     21,500
===========================================================    =======        =======      =======   ========
Net income (loss) per common share                             $ (0.11)       $  0.02      $ (0.13)  $  (0.91)
===========================================================    =======        =======      =======   ========
Net income (loss) per common share--assuming dilution          $ (0.11)       $  0.02      $ (0.13)  $  (0.91)
===========================================================    =======        =======      =======   ========

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

    CONCENTRATION OF CREDIT RISK

    Management believes there are no significant concentrations of credit risk with any individual party or groups of parties. PAS's customer base is comprised of a large number of entities located within the mid-southern and north-central United States, and in Puerto Rico and Jamaica.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair value of PAS's financial instruments, except for fixed rate long-term debt, approximate their carrying amounts. For fixed rate long-term debt, fair value was estimated based on the current rates offered for similar obligations and maturities. The estimated fair value of total long-term debt and other liabilities was $302,050 and $249,349 at December 31, 1999 and 1998, and $248,955 at September 30, 1998, compared to a recorded value of $302,050 and $242,108 at December 31, 1999 and 1998, and $241,214 at
September 30, 1998.

    TRANSLATION OF FINANCIAL STATEMENTS

    The balance sheet for operations in Jamaica was translated into U.S. dollars at the year-end exchange rate, while the statement of income (loss) was translated using an average rate. The adjustment resulting from the financial statement translation is included as a cumulative translation adjustment in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in earnings.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured by its fair value. Changes in a derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The statement is effective for fiscal years beginning after June 15, 2000. PAS does not trade in derivative financial instruments and does not use financial instruments to hedge its exposure to currency or interest rate risk. Management does not believe the adoption of this statement will have a material impact on PAS's consolidated financial position or results of operations.

    FISCAL YEAR

    The Company's fiscal year ends on December 31. Prior to January 1, 1999, the Company's fiscal year ended on September 30. Effective on that date, the Company changed its fiscal year-end from September 30 to December 31. As a result, the Company reported its results for the three month transition period ended December 31, 1998, and has reported its results in 1999 on a calendar year basis.

    RECLASSIFICATIONS

    Certain December 31, 1998 and September 30, 1998 balances have been reclassified to conform to the December 31, 1999 presentation.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  CHANGE IN CONTROL

    Pursuant to the terms of a ten-year voting trust agreement and related stock option agreement executed on September 28, 1996, PAS's 5,000,000 authorized and outstanding Class A shares were placed into a voting trust. The then trustee of the trust was the president of PepsiAmericas, who held an unrestricted right to vote such shares and had the right to purchase such shares, for the benefit of PepsiAmericas, through September 28, 1998 at $1 per share. In a transfer agreement (the "Agreement") effective July 17, 1998, the then president assigned to P-PR Transfer, LLP the stock option agreement for the purchase of the Class A shares. P-PR Transfer, LLP paid PepsiAmericas $23,750 under the Agreement and simultaneously purchased the 5,000,000 Class A shares for $1 per share. Payments by P-PR Transfer, LLP to PepsiAmericas pursuant to the Agreement are recorded as additional paid-in capital, net of approximately $1,599 in equity issuance costs. Also effective July 17, 1998, P-PR Transfer, LLP purchased a total of 6,210,429 Class B shares under stock option agreements between P-PR Transfer, LLP and the Class B shareholders. V. Suarez & Co., Inc. ("Suarez") then purchased 1,000,000 Class A shares and 1,242,085 Class B shares from P-PR Transfer, LLP. The combination of these transactions resulted in a change in control of PepsiAmericas.

    On July 17, 1998, PepsiAmericas issued a warrant to P-PR Transfer, LLP and Suarez for the purchase of an additional 1,360,000 and 340,000 Class B shares, respectively, for $6.875 per share, exercisable at any time during the 90 month period from the date of the warrant.

    The Class A shares have a six-to-one voting preference over the Class B shares.

4.  COMBINATION OF INTERESTS

    As described above, on July 17, 1998 P-PR Transfer, LLP, a partnership principally owned by Pohlad Companies, acquired a controlling interest in PepsiAmericas. Effective with the change in control, PepsiAmericas and two related party entities, Delta Beverage Group, Inc. and Dakota Beverage Company, Inc. shared common ownership and were under the common control of Pohlad Companies. On June 28, 1999, PepsiAmericas entered into share exchange agreements with the shareholders of Delta and Dakota. On October 1, 1999, the PepsiAmericas shareholders approved the issuance of shares as outlined in the exchange agreements. On October 15, 1999, PepsiAmericas issued 18,310,006 and 46,760,000 shares, respectively, of its Class B common shares in connection with the acquisitions of Delta and Dakota, pursuant to these exchange agreements. Pohlad Companies continues to be the controlling shareholder in PAS (the "controlling shareholder").

    The share exchange transactions (the "combination") were accounted for as a combination of entities under common control. Accordingly, the common equity interests of Delta and Dakota owned by Pohlad Companies (representing 23.2% of Delta and 100% of Dakota) were combined with PepsiAmericas at historical cost, and the remaining common equity interests in Delta (the "Delta minority interests") were acquired at fair value and accounted for using the "purchase" method of accounting. PAS incurred approximately $6,548 in professional fees and other costs related to the combination of interests. Costs of approximately $4,884 attributable to combining the common equity interests of PepsiAmericas, Delta and Dakota have been expensed, while remaining costs are included in total costs to acquire the Delta minority interests.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  COMBINATION OF INTERESTS (CONTINUED)
    Costs to acquire the Delta minority interests in excess of tangible net assets acquired of approximately $123,509 were attributed to franchise rights and are being amortized on a straight-line basis over 40 years. The consolidated financial statements as of December 31, 1999 include a preliminary purchase price allocation for this acquisition.

    The accompanying consolidated financial statements have been restated beginning July 17, 1998 to include the financial position and results of operations of PepsiAmericas, Delta and Dakota since that date, with the Delta minority interests reported separately as a minority interest prior to the combination date. The results of operations for PepsiAmericas, Delta and Dakota for periods prior to the combination, and the combined amounts included in the accompanying consolidated statements of income (loss) are as follows:

                                      Nine Months Ended   Three Months Ended   Fiscal Year Ended   Fiscal Year Ended
                                        September 30         December 31         September 30        September 30
                                            1999                 1998                1998                1997
                                      -----------------   ------------------   -----------------   -----------------
Net sales:
  PepsiAmericas                           $ 79,288             $ 28,328            $ 99,405            $ 99,172
  Delta                                    274,559               86,178              74,792                  --
  Dakota                                    76,473               23,591              22,553                  --
  Eliminations                                (521)              (1,451)               (415)                 --
------------------------------------      --------             --------            --------            --------
                                          $429,799             $136,646            $196,335            $ 99,172
====================================      ========             ========            ========            ========
Net earnings (loss):
  PepsiAmericas                           $ (6,990)            $ (1,420)           $ (9,610)           $(19,503)
  Delta                                       (417)              (2,776)               (193)                 --
  Dakota                                    12,109                3,698               3,468                  --
  Other, including eliminations                209                2,178               1,820                  --
------------------------------------      --------             --------            --------            --------
                                          $  4,911             $  1,680            $ (4,515)           $(19,503)
====================================      ========             ========            ========            ========

    The following unaudited pro forma financial information reflects the combined results of operations of PAS, including the acquisition of the Delta minority interests, as if the combination had occurred as of the beginning of 1999. The pro forma adjustments are based upon available information, the preliminary purchase price allocation and certain assumptions that PAS believes are reasonable. The pro forma information does not purport to represent the actual results of operations if the combination had occurred at the beginning of the 1999. In addition, the information may not be indicative of future results.

(Unaudited)                                     1999
-----------                                   --------
Net sales                                     $575,743
Net loss                                       (14,905)
Loss per common share                         $  (0.17)

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.  PREFERRED STOCK OF SUBSIDIARY

    Delta has authorized preferred stock consisting of 30,000 designated
Series AA preferred shares. The Series AA preferred stock does not contain voting nor conversion rights. Series AA preferred stockholders receive cumulative dividends at an annual rate of 6% based on the $5 stated value per share. The rate will increase 2% annually beginning October 1, 2004, but is limited to a cumulative increase of 8%. Commensurate with the October 15, 1999 combination, dividends are payable quarterly in cash. Prior to the combination, dividends were payable in cash or in additional shares of Series AA preferred stock. Company obligations for dividends on preferred stock issued by Delta to outside investors are recorded as minority interest expense in the accompanying consolidated statements of income (loss). Delta's preferred stock, including dividends paid with additional preferred shares through October 15, 1999, is reflected as a minority interest obligation in the accompanying consolidated balance sheets.

6.  ACQUISITIONS

    On December 3, 1999, PAS acquired the soft drink business of Desnoes and Geddes Limited, a Jamaican bottler of Pepsi-Cola products and other brands and a brewer of Red Stripe beer. The purchase price, consisting primarily of equipment and bottling and distribution rights, was approximately $27,700 cash. Subsequent thereto, PAS sold the franchise rights to certain brands to PepsiCo for approximately $5,000. Purchase price attributed to the value of the franchise rights, net of franchise rights sold to PepsiCo, was approximately $9,841 and was capitalized. It is being amortized ratably over 40 years.

    In July 1999, PAS entered into a contract rights release agreement with Seven-Up/RC Bottling Company of Puerto Rico, Inc. ("Seven-Up/RC") pursuant to which Seven-Up/RC released its exclusive rights for the bottling and distribution of the Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico. The purchase price consisted of $12,000 cash. PAS obtained such releases as a precondition to its entry into franchise agreements with each respective franchisor. The purchase price was capitalized as the value of the franchise rights, and is being amortized ratably over 40 years.

    During 1999 PAS acquired S&R Vending Company and C&C Vending Company, full-line vending operations based in Wahpeton, North Dakota, and Aberdeen, South Dakota, respectively. The total purchase price was not significant.

    The acquisitions described above were accounted for as purchases, and PAS's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $23,235 are being amortized on a straight-line basis over 40 years. The consolidated financial statements as of December 31, 1999 include preliminary purchase price allocations for the acquisitions. The impact of the acquisitions on PAS's consolidated results of operations was not material.

7.  RESTRUCTURING CHARGE

    During the fourth quarter of fiscal year 1998, following the change in control, a restructuring charge of $1,728 was established under a plan to improve PAS's performance. The charge included approximately $679 of severance and related charges for the elimination of 17 administrative personnel, $224 of accruals for future

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  RESTRUCTURING CHARGE (CONTINUED)
payments to exit activities, including canceling lease agreements, and $825 of asset writedowns related to the elimination of certain product lines and exiting certain other business strategies. Severance payments in 1999, the three month period ended December 31, 1998 and in fiscal year 1998 totaled approximately $223, $409 and $47, respectively, while payments relating to other exit activities in the three month period ended December 31, 1998 and in fiscal year 1998 approximated $116 and $108, respectively. Through December 31, 1999, all restructuring activities had been completed.

8.  LONG-LIVED ASSETS HELD FOR SALE

    During fiscal year 1998, PAS recorded a noncash charge of $800 for the additional impairment of an idle manufacturing facility in Puerto Rico held for sale. The resulting carrying value of the manufacturing plant was consistent with an appraisal on the facility obtained during the three months ended December 31, 1998. As a result of increased production and the additional brands acquired in the Seven-Up/RC acquisition (refer to Note 6), in 1999 PAS elected to renovate the facility as a distribution warehouse. Consequently, such assets (principally land and building) have been reclassified to property and equipment in the accompanying consolidated balance sheet.

9.  SALE OF BUSINESS

    In December 1998, PAS agreed to sell substantially all net assets relating to the bottling, sale and distribution of potable water under the "Cristalia" tradename to Cristalia Acquisition Corp., and recorded a $250 non-cash charge for the estimated impairment of the Cristalia net assets. The noncash charge was reflected as a writedown of Cristalia's long-lived assets in the December 31, 1998 consolidated balance sheet. PAS agreed to continue the distribution of Cristalia water for the purchaser.

    The sale was finalized in April 1999 and resulted in an additional impairment charge of $267. The sales price of $1,200 consisted of $700 cash and a $500 note receivable due in four annual installments beginning March 31, 2000. The note may also be reduced by royalties earned by the purchaser on the distribution of Cristalia water by PAS. The note receivable bears interest at the Treasury Rate, as defined (approximately 5.12% as of December 31, 1999), and is unsecured. As of December 31, 1999, the note receivable balance approximated $454. The note receivable is included in other assets in the accompanying consolidated balance sheet. Current installments on the note receivable of approximately $73 are included in other receivables in the accompanying consolidated balance sheet.

10.  BUSINESS INTERRUPTION AND OTHER LOSSES

    For the period from September 22, 1998 through October 21, 1998, PAS incurred business interruption losses in Puerto Rico resulting from Hurricane Georges. As the collection of a claim filed under PAS's business interruption insurance policy was probable, PAS recorded anticipated recoveries of $346 in the three month period ended December 31, 1998 and $1,309 in fiscal year 1998 attributable to business interruption and other losses. In 1999 PAS collected the anticipated amount of insurance recoveries.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following:

                                                             December 31
                                                          -----------------   September 30
                                                           1999      1998         1998
                                                          -------   -------   -------------
Raw materials                                             $12,844   $ 4,418      $ 5,890
Finished goods                                             19,467    16,707       17,381
Spare parts and supplies                                       --        --          117
Work-in process                                                --        --           48
--------------------------------------------------------  -------   -------      -------
                                                          $32,311   $21,125      $23,436
========================================================  =======   =======      =======

12.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Property and equipment renewals and betterments are capitalized, while maintenance and repair expenditures are charged to operations currently. Property and equipment under capital leases are stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of purchased assets, or the shorter of the lease terms or the estimated useful lives of assets acquired under capital lease arrangements. Those lives are as follows:

                                                              Years
                                                              -----
Buildings and improvements                                    33-40
Leasehold improvements                                         7-15
Machinery and equipment                                        2-15

    Property and equipment included the following:

                                                           December 31
                                                      ---------------------   September 30
                                                        1999        1998          1998
                                                      ---------   ---------   -------------
Land and improvements                                 $  14,428   $  12,430     $  12,490
Buildings and improvements                               44,267      42,026        41,426
Machinery and equipment                                 217,704     183,253       187,157
----------------------------------------------------  ---------   ---------     ---------
                                                        276,399     237,709       241,073
Less: Accumulated depreciation                         (128,620)   (116,367)     (118,689)
----------------------------------------------------  ---------   ---------     ---------
                                                      $ 147,779   $ 121,342     $ 122,384
====================================================  =========   =========     =========

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                             December 31
                                                          -----------------   September 30
                                                           1999      1998         1998
                                                          -------   -------   -------------
Payroll and related benefits                              $ 8,636   $ 4,097      $ 7,545
Income and other taxes                                      4,455     3,717        1,141
Marketing and advertising costs                             6,714     8,039        6,612
Insurance and related costs                                 4,469     4,821        4,987
Interest                                                    3,195     2,385        6,420
Restructuring reserves                                         --       223          748
Legal and environmental reserves                               --       660          760
Accrued trade payables                                      7,995     3,002        1,884
Other                                                       4,156     2,610        2,185
--------------------------------------------------------  -------   -------      -------
                                                          $39,620   $29,554      $32,282
========================================================  =======   =======      =======

14.  INVESTMENT IN BAESA

    Throughout fiscal year 1997, PAS owned 12,345,348 shares, or approximately 17%, of the outstanding capital stock of BAESA. In 1997, the Buenos Aires Stock Exchange and the New York Stock Exchange suspended trading of BAESA shares due to its continued poor financial results. During fiscal year 1998, BAESA entered into a long-term financial restructuring plan with its major debt holders in Argentina whereby BAESA's unsecured lenders exchanged debt for substantially all of the equity in BAESA. PAS did not exercise its right under a related rights offering to retain its current proportionate ownership in BAESA, resulting in a dilution of PAS's equity interest from approximately 17% to approximately 0.34%. Effective June 17, 1998, PAS's remaining ownership in BAESA was transferred to PAS's existing shareholders. PAS's recorded investment in BAESA had been reduced to zero in fiscal year 1996.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  LONG-TERM DEBT AND OTHER LIABILITIES

    Long-term debt and other liabilities consisted of the following:

                                                            December 31
                                                        -------------------   September 30
                                                          1999       1998         1998
                                                        --------   --------   -------------
Term loan A, interest at 8.18% at December 31, 1999,
  due August 30, 2002                                   $ 30,000   $     --     $     --
Term loan B, interest at 8.68% at December 31, 1999,
  due August 30, 2003                                     65,000         --           --
Term loan, interest at the prime rate plus 2.5%
  (10.25% and 10.75% at December 31, 1998 and
  September 30, 1998, respectively), retired
  October 1999                                                --     23,048       23,330
Term loan, interest at 6.35%, retired October 1999            --      5,000        5,000
Senior notes payable, 9.75%, due December 16, 2003       120,000    120,000      120,000
Senior notes payable, 7.39%, retired October 1999             --      8,450        8,450
Senior notes payable, 6.97%, retired October 1999             --     20,000       20,000
Subordinated notes payable, 11%, retired October 1999         --     48,573       46,041
Revolving line of credit                                  69,920      9,600       10,000
Note payable to Poydras, interest at the prime rate
  plus 1% (9.50%, 8.75% and 9.25% at December 31, 1999
  and 1998, and September 30, 1998, respectively), due
  December 31, 2007                                        1,839      1,839        1,839
Capital lease obligations                                     --        144          301
Marketing support obligation, imputed interest at
  8.25% to 8.75%, payments due quarterly through
  April 26, 2001                                             203        331          371
Obligations under deferred compensation plans              2,012      3,333        3,678
Deferred purchase obligation                                 900        900          900
Obligations under exclusive beverage pouring rights
  contracts                                               10,867         --           --
Other                                                      1,309        890        1,304
------------------------------------------------------  --------   --------     --------
                                                         302,050    242,108      241,214
Less: Current installments                                (7,931)    (3,788)      (3,940)
------------------------------------------------------  --------   --------     --------
                                                        $294,119   $238,320     $237,274
======================================================  ========   ========     ========

    On October 15, 1999, PAS entered into a credit agreement with a syndicate of banks led by Bank of America, N.A. ("Bank of America") which provides for two term loan facilities ("Term Loan A" and "Term Loan B") totaling $95,000. The proceeds from the term loan facilities were used to retire most of PAS's existing term loans, senior notes and subordinated notes, except for the 9.75% senior notes. The $30,000 Term Loan A is payable in 12 quarterly installments beginning in January 2000, and the $65,000 Term Loan B is payable in

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  LONG-TERM DEBT AND OTHER LIABILITIES (CONTINUED)
16 quarterly installments beginning in January 2000. The credit agreement also includes a revolving line of credit totaling $90,000 that matures in October 2002 (the "revolving line of credit"). Borrowings under the revolving line of credit funded the remaining portion of the retired existing debt and a portion of the combination of interests fees described in Note 4, and are used to fund "permitted" acquisitions, as defined, and for general corporate purposes. The term loan facilities and revolving line of credit bear interest, at PAS's option, at (1) LIBOR, as adjusted, plus a defined margin, or (2) a defined margin over the higher of (a) Bank of America's prime rate or (b) the federal funds rate plus 0.5% (the "base rate"). Interest on the term loans and the revolving line of credit is payable quarterly.

    The revolving line of credit includes a swing line facility of up to $5,000 and a $2,500 limit for the issuance of letters of credit. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. The credit agreement also provides for a 0.5% fee on the unused line of credit commitment and a letter of credit facility fee. Borrowings under the credit agreement are collateralized by a priority lien on all Company assets not subject to a prior lien or encumbrance.

    As of December 31, 1999, $65,220 was outstanding under the revolving line of credit, including amounts outstanding under the swing line facility of $400. The interest rate as of December 31, 1999 on amounts outstanding under the swing line facility was 9.0%, while the interest rate on remaining amounts outstanding ranged from 8.18% to 9.0%.

    In December 1996, Delta placed $120,000 of new senior notes and executed a $30,000 bank revolving line of credit. In a registration statement filed with the Securities and Exchange Commission under the Securities Act of 1933 and declared effective in February 1997, Delta exchanged the $120,000 senior notes for new $120,000 senior notes. The senior notes are general unsecured obligations of Delta. Interest on the senior notes is payable semi-annually on June 15 and December 15. The senior notes mature on December 16, 2003.

    Delta has available a $30,000 revolving line of credit which matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5% (the "base rate"). Borrowings are limited to the sum of 80% of Delta's eligible receivables and 50% of Delta's eligible inventory. The revolving line of credit includes a swing line facility of up to $2.5 million. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. The revolving line of credit also includes a $10,000 limit for the issuance of letters of credit; the letter of credit facility fee is based on the Eurodollar applicable margin less 0.125%. The agreement also provides for a fee on the unused commitment ranging from 0.25% to 0.50%. Borrowings under the line of credit are secured by Delta's accounts receivable and inventory. Interest and commitment fees are payable quarterly.

    As of December 31, 1999 and 1998, and September 30, 1998, $4,700, $5,600 and
$3,500, respectively, was outstanding under this revolving line of credit. This includes amounts outstanding under the swing line facility of $2,500 as of December 31, 1999 and 1998, and September 30, 1998. The interest rate as of December 31, 1999 and 1998, and September 30, 1998, on amounts outstanding under the swing line facility was 6.92%, 6.88% and 7.86%, respectively, while the interest rate on remaining amounts outstanding was 9.0%, 8.25% and 8.75%.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  LONG-TERM DEBT AND OTHER LIABILITIES (CONTINUED)
    Prior to the October 15, 1999 debt refinancing, PepsiAmericas maintained a credit agreement with a bank that provided for a $25,000 term loan payable in 120 principal payments with a balloon payment at maturity in April 2007. PepsiAmericas was required to maintain a $5,000 cash balance with the bank at December 31, 1998 and September 30, 1998 which was restricted from use. The credit agreement also included a $5,000 revolving credit facility. There were no borrowings outstanding under the revolving credit facility as of December 31, 1998 or September 30, 1998. The term loan and revolving credit facility bore interest at 2.5% over the LIBOR rate, if Eurodollar funds were available, otherwise at the highest prime rate or base rate of interest published from time to time in the Wall Street Journal by principal commercial banks headquartered in New York, NY.

    Delta formerly maintained subordinated notes with interest due semi-annually on April 1 and October 1, that could be paid in cash or, at the option of Delta, by the issuance of additional subordinated notes ("PIK Notes"). The PIK Notes bore interest at 11% or 15% depending upon whether the terms of the note agreement would have permitted Delta to pay any portion of the interest in cash. Delta issued additional subordinated notes of $5,490, $2,532 and $4,935 under this provision during 1999, for the three months ended December 31, 1998 and in fiscal year 1998, respectively. These additional notes bore interest at 11% and are included with subordinated notes payable in the preceding table. The subordinated notes were to mature on December 23, 2003, but were among the debt retired in the October 15, 1999 debt refinancing.

    Prior to the October 15, 1999 debt refinancing, Dakota maintained $20,000 in secured senior notes payable in varying semi-annual installments through February 2003, an additional $20,000 in secured senior notes payable beginning February 2002, and a $5,000 term loan with a bank payable beginning August 1, 1999 which bore interest at LIBOR plus 1.1%. Dakota also maintained a $25,000 revolving line of credit with a bank which bore interest at LIBOR plus 1.1%. As of December 31, 1998 and September 30, 1998, $4,000 was outstanding under the revolving line of credit.

    In connection with the October 15, 1999 debt refinancing, the Company incurred financing fees of approximately $2,902. Costs incurred to obtain long-term financing are deferred and amortized as adjustments of interest using the effective interest method over the terms of the related agreements. Deferred financing costs relating to the debt retired in 1999 of approximately $636 were written off. This write-off and a prepayment penalty for the early retirement of the Dakota senior notes of approximately $604, less a related income tax benefit of $496, are reflected as an extraordinary item in the 1999 consolidated statement of income (loss).

    PAS's long-term debt agreements require, among other things, the maintenance of certain minimum financial ratios and financial requirements. As of December 31, 1999 and 1998, and September 30, 1998, PAS was in compliance with all debt covenants.

    In 1995, Delta acquired Miller Brands of Greater New Orleans, Inc. The purchase price included a $900 deferred obligation payable upon the Miller business achieving an annual $8,000 gross profit. Also, in connection with the 1995 and 1996 acquisitions of certain Miller Brewing Company beer distributorships, PAS entered into marketing support agreements with Miller Brewing Company's advertising agency for the general

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. LONG-TERM DEBT AND OTHER LIABILITIES (CONTINUED) promotion of Miller products in the greater New Orleans, Louisiana area. The marketing support obligations have been capitalized and are being amortized over five years.

    Current maturities of obligations under exclusive beverage pouring rights contracts are included in accrued expenses in the consolidated balance sheets. The remaining obligations will be paid over the respective contract terms, which range from two to ten years.

    Scheduled maturities of long-term debt for the four years subsequent to 2000 are as follows:

Year                                           Amount
----                                           -------
2001                                           $10,724
2002                                            29,432
2003                                           221,737
2004                                                57

16.  SHAREHOLDERS' EQUITY

    CLASS A COMMON SHARES

    As of December 31, 1999 and 1998, and September 30, 1998, Class A common stock consisted of 5,000,000, $0.01 par value, authorized, issued and outstanding common shares.

    CLASS B COMMON SHARES

    As of December 31, 1999, Class B common stock consisted of 145,000,000, $0.01 par value, authorized common shares, with 82,314,377 common shares issued and outstanding.

    As of December 31, 1998 and September 30, 1998 (prior to the combination of interests transaction--see Note 4), Class B common stock consisted of 35,095,000, $0.01 par value, authorized common shares, with 16,743,251.80 common shares issued and outstanding, and 1,000, $1.00 par value, authorized, issued and outstanding common shares.

17.  INCOME TAXES

    PAS is subject to Federal, state and foreign income taxes in the U.S. and certain foreign tax jurisdictions in which the Company has operations. As of December 31, 1999, PAS had U.S. Federal net operating loss and tax credit carryforwards (the "U.S. carryforwards") of approximately $132,821 which expire through 2020 and foreign net operating loss carryforwards of approximately $102,174 which expire through 2007. The U.S. carryforwards include approximately $30,983 in net operating loss carryforwards and alternative minimum tax credit carryforwards of approximately $887 incurred by Delta through October 15, 1999, the combination date (the "Delta carryforwards"). The Delta net operating loss carryforwards expire through 2007. As a result of the combination, utilization of the Delta carryforwards is limited by the U.S. Internal Revenue Code to

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  INCOME TAXES (CONTINUED)
approximately $5,600 per year. The Company's annual utilization of remaining carryforwards is not limited under U.S. and international tax law.

    Beginning October 15, 1999, the taxable income of Delta and Dakota will be included in the consolidated U.S. Federal income tax returns filed by PepsiAmericas, Inc., which is the holding company that also has operating subsidiaries in Puerto Rico. Subject to the limitations described above, U.S. Federal net operating loss and tax credit carryforwards may be utilized by PepsiAmericas, Inc. in its consolidated Federal income tax return.

    Prior to the October 15, 1999 combination, Dakota was an S corporation in which its taxable income was included in the tax returns of its owners. In connection with the combination, Dakota terminated its S corporation election and became subject to corporate tax. As a result, in 1999 the Company recorded approximately $3,407 in net deferred tax liabilities representing temporary differences between Dakota's assets and liabilities for financial reporting and income tax purposes. The effect of reinstating Dakota's deferred tax liabilities is reflected in the 1999 income tax provision.

    The Company has recognized deferred income tax assets of PepsiAmericas, Inc. for the estimated future income tax benefits of net operating loss and tax credit carryforwards that are expected to be realized through the reduction of the future taxable income within the carryforward periods. While realization of deferred tax assets recognized is not assured, management believes that it is "more likely than not" that the deferred income tax assets will be realized. The amount of the deferred income tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward periods are reduced.

    The Company's operating subsidiaries in Puerto Rico file separate company tax returns and cannot be included in the PepsiAmericas, Inc. consolidated tax returns. Valuation allowances covering substantially all net operating loss carryforwards of these operating subsidiaries have been provided as the Company does not believe it is "more likely than not" that the future income tax benefits will be realized. In addition, the Company has provided a valuation allowance for certain Delta tax credit carryforwards that are expected to expire in 2003 before the carryforwards can be realized. Any subsequent recognition of tax benefits related to the valuation allowances for deferred tax assets will be allocated to income from continuing operations.

    The Company's subsidiaries operating in Puerto Rico are subject to both Puerto Rico income taxes and U.S. Federal income taxes. U.S. and Puerto Rico income tax expense (benefit), temporary differences that give rise to deferred tax assets, and valuation allowances are determined under both the U.S. and Puerto Rico tax laws based upon the taxable income of the entities, and are presented as such in the tables below. However, the subsidiaries are eligible for and have elected the benefit of Section 936 of the U.S. Internal Revenue Code, using the Economic Activity Limitation method. Section 936 allows a tax credit equal to a portion of the amount of U.S. income taxes attributable to earnings derived from operations within Puerto Rico and to certain qualified investments maintained in Puerto Rico, subject to certain limitations. The subsidiaries were in compliance with requirements necessary to utilize the credits in 1999, for the three months ended December 31, 1998 and in fiscal years 1998 and 1997. For taxable years beginning after December 31, 2001, a cap is placed upon the Puerto Rican source business income eligible for the credit. For tax years beginning after January 1, 2006, the economic activity credit is repealed in its entirety.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  INCOME TAXES (CONTINUED)
    Effective in 1998, PAS was granted an additional ten-year Puerto Rican tax incentives exemption for its plastic preforms manufacturing subsidiary. Under the terms of the grant, the subsidiary received a 90% exemption from Puerto Rico income tax, a 60% exemption from municipal tax and a 90% exemption from property tax. In exchange for these tax exemptions, PAS agreed to manufacture plastic preforms and plastic bottles, employ a minimum number of persons, and maintain equipment and facilities in Puerto Rico.

    The combined income tax expense (benefit) of PAS attributable to income
(loss) from continuing operations consisted of the following:

                                                                             Three Months   Fiscal Years Ended
                                                               Year Ended       Ended          September 30
                                                              December 31    December 31    -------------------
                                                                  1999           1998         1998       1997
                                                              ------------   ------------   --------   --------
Current:
  U.S.                                                           $  981          $191       $(1,171)   $(4,231)
  Non-U.S.                                                           69            33            83        342
------------------------------------------------------------     ------          ----       -------    -------
    Total current income tax expense (benefit)                    1,050           224        (1,088)    (3,889)
------------------------------------------------------------     ------          ----       -------    -------
Deferred:
  U.S.                                                            3,868           146        (1,394)        --
  Non-U.S.                                                          (86)          462           (33)       547
------------------------------------------------------------     ------          ----       -------    -------
    Total deferred income tax expense (benefit)                   3,782           608        (1,427)       547
------------------------------------------------------------     ------          ----       -------    -------
    Total income tax expense (benefit)                           $4,832          $832       $(2,515)   $(3,342)
============================================================     ======          ====       =======    =======

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  INCOME TAXES (CONTINUED)
    Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. statutory Federal tax rate (34% in 1999 and for the three months ended December 31, 1998; 35% for fiscal years 1998 and 1997) as a result of the following:

                                                                             Three Months   Fiscal Years Ended
                                                               Year Ended       Ended          September 30
                                                              December 31    December 31    -------------------
                                                                  1999           1998         1998       1997
                                                              ------------   ------------   --------   --------
Computed statutory Federal tax expense (benefit)                $(1,127)        $ 125       $(2,326)   $(7,984)
State taxes, net of Federal benefit                                (230)         (100)           24         --
Non-U.S. income taxes                                            (9,910)        1,504        (5,998)       342
Change in the beginning-of-the-year balance of the valuation
  allowance for deferred income tax assets                       14,483          (826)        9,567     13,829
Effects of Delta and Dakota pre-combination income (loss)        (4,083)           85        (1,324)        --
Reinstatement of Dakota deferred income tax liabilities on
  combination date                                                3,407            --            --         --
Non-deductible fees and expenses                                  2,893            51           207         --
Puerto Rico economic activity credit                               (555)         (791)       (1,356)    (2,050)
Calculated NOL value of 1997 loss, as adjusted, for Puerto
  Rico income taxes                                                  --            --            --     (6,437)
Income tax credit related to prior year's losses                     --            --            --       (745)
Carryback of U.S. Federal net operating losses, previously
  reserved                                                           --           196        (1,251)        --
Tax rate changes                                                     --           585            --         --
Other, net                                                          (46)            3           (58)      (297)
------------------------------------------------------------    -------         -----       -------    -------
Total income tax expense (benefit)                              $ 4,832         $ 832       $(2,515)   $(3,342)
============================================================    =======         =====       =======    =======

    The significant components of deferred income tax expense (benefit) attributable to income (loss) from continuing operations are as follows:

                                                                           Three Months   Fiscal Years Ended
                                                             Year Ended       Ended          September 30
                                                            December 31    December 31    -------------------
                                                                1999           1998         1998       1997
                                                            ------------   ------------   --------   --------
Deferred income tax expense (benefit)                         $(10,701)       $1,434      $(10,994)  $(13,282)
Increase (decrease) in beginning-of-the-year balance of
  the valuation allowance for deferred income tax assets,
  net of amount capitalized in 1999 of $787                     14,483          (826)        9,567     13,829
----------------------------------------------------------    --------        ------      --------   --------
Total deferred income tax expense (benefit)                   $  3,782        $  608      $ (1,427)  $    547
==========================================================    ========        ======      ========   ========

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

                                                              December 31    December 31    September 30
                                                                  1999           1998           1998
                                                              ------------   ------------   -------------
Property, plant and equipment                                   $ (6,965)      $ (3,417)      $ (4,414)
U.S. net operating loss and tax credit carryforwards              45,159         34,162         33,380
Non-U.S. net operating loss and tax credit carryforwards          39,848         29,897         31,178
Reserves and accruals                                              7,104         11,451         12,794
Deferred compensation liabilities                                  1,092          1,159          1,156
Basis difference in Delta preferred stock                          4,668          4,668          4,668
Inventories                                                          809            667            688
Basis in intangible assets                                        (2,760)          (556)          (556)
Other, net                                                          (143)            80            651
------------------------------------------------------------    --------       --------       --------
Total deferred tax assets                                         88,812         78,111         79,545
Less--Valuation allowance                                        (65,084)       (49,814)       (50,640)
------------------------------------------------------------    --------       --------       --------
Net deferred tax asset                                          $ 23,728       $ 28,297       $ 28,905
============================================================    ========       ========       ========

18.  RELATED PARTY TRANSACTIONS

    PAS is a licensed producer and distributor of Pepsi-Cola and related soft drinks and other beverages. PAS purchases concentrate from PepsiCo to be used in the production of carbonated soft drinks and other ready-to-drink beverages. PAS also produces or distributes other products and purchases finished goods and concentrate through various arrangements with PepsiCo or PepsiCo joint ventures. Such purchases are reflected in cost of sales. PepsiCo and PAS share a business objective of increasing the availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides PAS with various forms of marketing support to promote Pepsi-Cola beverages. This support covers a variety of initiatives, including marketplace support, marketing programs, capital equipment investment and shared media expense. Based on the objective of the programs and initiatives, marketing support is recorded as an adjustment to net sales or as a reduction of selling, general and administrative expenses.

    There are no minimum fees or payments that PAS is required to make to PepsiCo, nor is PAS obligated to PepsiCo under any minimum purchase requirements. There are no conditions or requirements that could result in the repayment of any marketing support payments received by PAS from PepsiCo.

    PAS manufactures and distributes fountain products and provides fountain equipment service to PepsiCo customers in some domestic territories in accordance with the PepsiCo beverage agreements. In addition, PAS pays a royalty fee to PepsiCo for the AQUAFINA trademark. Royalty fees paid to PepsiCo in 1999, during the three months ended December 31, 1998 and in fiscal year 1998 approximated $638, $81 and $72, respectively.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18.  RELATED PARTY TRANSACTIONS (CONTINUED)
    PepsiAmericas and Delta each maintain a management agreement with the controlling shareholder of PAS. For services performed pursuant to the management agreements, PepsiAmericas and Delta each pay the controlling shareholder a management fee. Until October 1999, Dakota also was party to a management agreement with the controlling shareholder. Management fees of approximately $3,005, $774 and $644 were recorded in 1999, the three months ended December 31, 1998, and in fiscal year 1998, respectively.

    During the three months ended December 31, 1998, and in fiscal years 1998 and 1997, PAS paid approximately $175, $744 and $3,671, respectively, in advertising fees to a firm controlled by a former shareholder of PAS.

    During 1999, the three months ended December 31, 1998, and in fiscal years 1998 and 1997, PAS paid approximately $2, $16, $241 and $411, respectively, in legal fees to a firm with a partner who is a relative of PAS's former president.

    During 1998, Dakota advanced $33,400 in cash to the controlling shareholder in exchange for a note receivable. The note receivable was due in annual principal installments of $500 beginning December 31, 2001, with a balloon payment of $29,900 due on June 30, 2008. In connection with the combination described in Note 4, the note receivable was forgiven. As a result, the note has been reflected as a component of stockholders' equity in the accompanying consolidated balance sheets. The note receivable bore interest at 7%; all interest payments due through the forgiveness date of the note were made.

    Prior to the combination, Dakota, as an S corporation, declared monthly tax distributions in the form of a dividend to Pohlad Companies, in amounts equal to the income or other tax liabilities incurred by Pohlad Companies. Dakota also declared and paid quarterly dividends equal to 50% of net income, net of tax distributions, to Pohlad Companies. Dividends approximated $9,173, $2,426 and $3,111 in 1999, for the three months ended December 31, 1998, and in fiscal year 1998, respectively. These amounts are reflected as a component of consolidated stockholders' equity in the accompanying consolidated balance sheets.

    PAS purchases bottled and canned beverages from Wis-Pak, Inc., an entity in which PAS maintains an equity interest. During 1999, the three months ended December 31, 1998, and in fiscal year 1998, Company purchases approximated $51,200, $12,350 and $11,600, respectively. PAS's investment in Wis-Pak, Inc. is accounted for using the cost method and is reflected in other assets in the accompanying consolidated balance sheets.

    Certain former members of PAS's Board of Directors and certain of its former executive officers were also directors and/or officers of BAESA until approximately mid-1996. In 1996 and prior, PepsiAmericas sold preforms to BAESA pursuant to a long-term supply contract. The contract was terminated during the year ended September 30, 1997. Pursuant to the termination agreement, Company obligations to BAESA of approximately $2,065 were settled for a cash payment of $50. In addition, PAS was relieved of obligations relating to certain operating leases. The gain on early termination of the supply agreement was recorded in fiscal year 1996.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.  EMPLOYEE BENEFIT PLANS

    PAS sponsors separate defined contribution employee benefit plans that cover all eligible full-time employees of Delta, Dakota and PepsiAmericas. Employees in the Delta plan can defer up to 15% of their salaries and wages and receive matching contributions from PAS of up to $1.0. Employees in the Dakota plan can defer up to 15% of their salaries and wages and receive matching payments from PAS of up to 4%, up to a maximum of 50% of the employee's total contribution. Employees in the PepsiAmericas plan can defer up to 10% of their salaries and wages and receive matching contributions from PAS of up to 5% of base compensation. Employer contributions to the plans in 1999, for the three months ended December 31, 1998, and in fiscal year 1998 were approximately $945, $642 and $181, respectively.

    PAS also maintains a nonqualified deferred compensation plan that is available for certain senior executives. Executives who participate in the plan may elect to defer a percentage of their compensation (as defined), subject to limitations imposed by the U.S. Internal Revenue Service and PAS, and are eligible to receive discretionary contributions from PAS. Employee deferrals and employer discretionary contributions are held in a trust restricted from the general assets of PAS. Restricted assets held in trust, included in other assets in the accompanying consolidated balance sheets, totaled $2,015, $1,692 and $1,394 at December 31, 1999 and 1998, and September 30, 1998, respectively.

    PAS maintains separate qualified, non-contributory salaried and hourly defined benefit pension plans covering eligible salaried and hourly employees of PepsiAmericas. Benefits under the salaried plan are based upon years of service and average earnings during the last five years of employment, while benefits under the hourly plan represent a fixed amount times years of credited service. PAS makes annual contributions to the plans as required by applicable regulations. Contributions provide benefits for service rendered to date and for services expected to be performed in the future. The plans are insured by the Pension Benefit Guaranty Corporation. On April 16, 1997, PAS suspended future participation in the plans for an indeterminable period. As a result, the projected benefit obligation is equal to the accumulated benefit obligation for each plan.

    PAS recognizes a minimum pension asset/liability, computed based upon the accumulated benefit obligation and the fair value of plan assets, with an adjustment to consolidated shareholders' equity.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table presents the changes in benefit obligation and plan assets for 1999, the three months ended December 31, 1998, and fiscal year 1998, and the plans' funded status and amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998, and September 30, 1998.

                                                                             Three Months    Fiscal Year
                                                               Year Ended       Ended           Ended
                                                              December 31    December 31    September 30
                                                                  1999           1998           1998
                                                              ------------   ------------   -------------
Changes in benefit obligation:
  Benefit obligation, beginning of period                        $7,662        $ 7,650         $ 7,195
  Interest cost                                                     509            131             491
  Actuarial (gain) loss                                            (854)            --             791
  Benefits paid                                                    (563)          (119)           (827)
------------------------------------------------------------     ------        -------         -------
  Benefit obligation, end of period                              $6,754        $ 7,662         $ 7,650
============================================================     ======        =======         =======
Change in plan assets:
  Fair value of plan assets, beginning of period                 $5,807        $ 4,498         $ 4,903
  Actual return on plan assets                                    2,150          1,024            (599)
  Employer contributions                                          1,210            404           1,021
  Benefits paid                                                    (563)          (119)           (827)
------------------------------------------------------------     ------        -------         -------
  Fair value of plan assets, end of period                       $8,604        $ 5,807         $ 4,498
============================================================     ======        =======         =======

Funded status                                                    $1,850        $(1,855)        $(3,152)
Unrecognized actuarial loss                                        (832)         1,890           2,836
------------------------------------------------------------     ------        -------         -------
Prepaid (accrued) benefit cost recognized                        $1,018        $    35         $  (316)
============================================================     ======        =======         =======
Amounts recognized in the consolidated balance sheets
  consist of:
Prepaid benefit cost                                             $1,496        $    --         $    --
Accrued pension cost, including a $78, $50 and $42 current
  portion                                                          (478)        (1,855)         (3,152)
Minimum pension liability adjustment included in accumulated
  other comprehensive income                                         --          1,890           2,836
------------------------------------------------------------     ------        -------         -------
Net amount recognized                                            $1,018        $    35         $  (316)
============================================================     ======        =======         =======

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net periodic pension cost for PAS's pension plans comprised the following:

                                                                                            Fiscal Years
                                                                             Three Months       Ended
                                                               Year Ended       Ended       September 30
                                                              December 31    December 31    -------------
                                                                  1999           1998       1998    1997
                                                              ------------   ------------   -----   -----
Changes in benefit obligation:
Service cost                                                     $  --          $  --       $  --   $ 108
Interest cost                                                      509            131         491     557
Expected return on plan assets                                    (566)          (104)       (478)   (425)
Amortization of prior service cost                                  --             --          --      11
Amortization of actuarial loss                                      53             23          24     165
------------------------------------------------------------     -----          -----       -----   -----
Net periodic pension cost                                        $  (4)         $  50       $  37   $ 416
============================================================     =====          =====       =====   =====

    Key assumptions used in preparing the December 31, 1999 and 1998, and September 30, 1998 and 1997 actuarial valuations include the following:

                                                                                             Fiscal Years
                                                                             Three Months       Ended
                                                               Year Ended       Ended        September 30
                                                              December 31    December 31    --------------
                                                                  1999           1998       1998      1997
                                                              ------------   ------------   ----      ----
Discount rate                                                       8%             7%         7%        7%
Salary scale for salaried plan                                    N/A            N/A        N/A         4%
Expected return on plan assets                                      9%             9%         9%        9%

20.  TERMINATION OF DEFERRED COMPENSATION PLANS

    Prior to the combination, Delta and Dakota maintained phantom stock plans available to certain key members of management. These plans allowed eligible senior executives to participate in the continued success of the companies based upon the appreciation in the equity value of the companies, as defined. The equivalent of 45,576 shares had been granted under these plans. During the three months ended December 31, 1998, and in fiscal 1998, benefits of $(390) and $50, respectively, were earned under the plans.

    In the 1999 fourth quarter, PAS revalued the deferred compensation under the phantom plans based upon the revised equity value for each company, determined by a third party investment bank in connection with the combination of interests transaction. Benefits of approximately $3,407 earned in 1999 are reflected in the accompanying consolidated statement of income (loss). PAS then terminated the deferred compensation plans by issuing to the participants in satisfaction of the obligations 554,371 shares of Class B common stock and by granting 486,583 qualified stock options to acquire shares of Class B common stock under a stock option plan established in 1999.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

21.  STOCK OPTION PLANS

    During 1999, PAS established a stock option plan authorizing grants of options to purchase up to 4,000,000 shares of authorized but unissued Class B common stock (the "1999 Plan"). PAS's Board of Directors may grant stock options to eligible employees and directors of PAS, and to outside consultants or advisors who provide services to PAS. At December 31, 1999, there were 3,513,417 shares available for grant under this plan.

    In fiscal year 1997, PAS adopted two stock option plans (the "1997 Plans") pursuant to which PAS's Board of Directors may grant stock options to certain employees and directors of PAS and its affiliates who have served in such capacities for at least one year prior to the date the options are granted. The plans authorize grants of options to purchase up to 1,000,000 shares of authorized but unissued Class B common stock. At December 31, 1999, there were 247,500 shares available for grant under these plans.

    The 1999 Plan provides for grants of either incentive or non-qualified stock options. One of the 1997 Plans is designed to be qualified for income tax purposes, whereas the other is not a qualified plan. Qualified stock options are granted with an exercise price equal to the stock's fair market value at the date of the grant. Non-qualified stock options may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value for below market options, and is expensed over the vesting period of the options. During the three months ended December 31, 1998, PAS granted below market options to acquire 452,500 shares of PAS's Class B stock, which vest over five years. In 1999 and for the three months ended December 31, 1998, deferred compensation expense of $101 and $50 was recorded related to this grant. All stock options vest and become fully exercisable in accordance with the terms of their grant.

    In fiscal year 1997, PAS entered into a stock option agreement with its former president to acquire 1,516,667 Class B common shares of PAS at an exercise price of $5.00 per share. These stock options are exercisable in whole or in part until they expire in July 2001.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

21.  STOCK OPTION PLANS (CONTINUED)
    PAS accounts for these plans using the intrinsic value method. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," PAS's net income (loss) and net income (loss) per common share would have been reduced to the following pro forma amounts:

                                                            Three Months   Fiscal Years Ended
                                              Year Ended       Ended          September 30
                                             December 31    December 31    ------------------
                                                 1999           1998        1998       1997
                                             ------------   ------------   -------   --------
Net income (loss):
  As reported                                  $ (9,450)       $1,680      $(4,515)  $(19,503)
  Pro forma                                     (10,632)        1,531       (4,871)   (25,510)
Income (loss) per common share:
  As reported                                  $  (0.11)       $ 0.02      $ (0.13)  $  (0.91)
  Pro forma                                       (0.12)         0.02        (0.14)     (1.19)
Income (loss) per common share--assuming
  dilution:
  As reported                                  $  (0.11)       $ 0.02      $ (0.13)  $  (0.91)
  Pro forma                                       (0.12)         0.02        (0.14)     (1.19)

    The effect on pro forma net income (loss) and income (loss) per common share of expensing the estimated fair value of stock options is not necessarily representative of the effect on reported earnings in future years due to the vesting period of stock options and the potential for issuance of additional stock options in future years. The weighted average fair value of options granted in 1999, in the three months ended December 31, 1998 and in fiscal years 1998 and 1997 were $3.11, $3.06, $4.91 and $3.52, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                Fiscal Years
                                                                Three Months       Ended
                                                  Year Ended       Ended        September 30
                                                 December 31    December 31    --------------
                                                     1999           1998       1998      1997
                                                 ------------   ------------   ----      ----
Risk-free interest rate                              6.41%           6.0%       6.0%      6.1%
Price volatility                                     43.0%          33.7%      66.7%     51.5%
Expected dividend yield                               0.0%           0.0%       0.0%      0.0%
Expected term (in years)                               10             10         10        10

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

21.  STOCK OPTION PLANS (CONTINUED)
    A summary of PAS's stock option plans at December 31, 1999 and 1998, and September 30, 1998 and 1997, and changes during the periods then ended, is as follows:

                                                              Option Shares   Price Range
                                                              -------------   -----------
Outstanding at September 30, 1996                                      --              --
  Granted                                                       1,706,667     $      5.00
  Exercised                                                            --              --
  Lapsed or canceled                                                   --              --
------------------------------------------------------------    ---------     -----------
Outstanding at September 30, 1997                               1,706,667     $      5.00
  Granted                                                         110,000     $6.25-$8.75
  Exercised                                                      (190,000)    $      5.00
  Lapsed or canceled                                                   --              --
------------------------------------------------------------    ---------     -----------
Outstanding at September 30, 1998                               1,626,667     $5.00-$8.75
  Granted                                                         452,500     $      3.63
  Exercised                                                            --              --
  Lapsed or canceled                                                   --              --
------------------------------------------------------------    ---------     -----------
Outstanding at December 31, 1998                                2,079,167     $3.63-$8.75
  Granted                                                         486,583     $      4.75
  Exercised                                                            --              --
  Lapsed or canceled                                                   --              --
------------------------------------------------------------    ---------     -----------
Outstanding at December 31, 1999                                2,565,750     $3.63-$8.75
============================================================    =========     ===========

    At December 31, 1999, the number of options exercisable was 2,113,250. The weighted average exercise price of all options and options exercisable was $4.55 and $4.75, respectively, and the weighted average remaining contractual life of all options and options exercisable was 8.28 years and 8.24 years, respectively.

22.  COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    PAS leases certain office space and other facilities under agreements expiring through 2010. Total rent expense in 1999, the three months ended December 31, 1998, and in fiscal years 1998 and 1997 was approximately $5,176, $1,528, $2,645 and $1,661, respectively.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

22.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum rental payments under all noncancellable operating leases with initial or remaining lease terms of one year or more were as follows at December 31, 1999:

Year                                           Amount
----                                           ------
2000                                           $4,971
2001                                            4,521
2002                                            3,654
2003                                            2,441
2004                                            1,616

    LEGAL AND ENVIRONMENTAL RESERVES

    In fiscal year 1998, PAS recorded a provision of $760 to increase its legal and environmental reserves, principally to remove four underground storage tanks and remediate soil contamination at the former manufacturing facility, to settle two outstanding supplier claims and to establish legal reserves for various litigation, claims and assessments. During 1999, PAS successfully subrogated the environmental exposure to the former owner/operator of the underground storage tanks and favorably settled the supplier claims at amounts less than that previously reserved. Consequently, excess legal and environmental reserves of $490 were returned to earnings and are reflected in the accompanying consolidated statement of income (loss).

    SETTLEMENT OF LITIGATION

    PAS was formerly a defendant in nine class actions alleging federal securities violations by PAS and various former officers and directors of PAS. These claims were settled as of September 30, 1997. PAS has recorded the cost of the settlement in fiscal year 1997 as follows:

Cost of 2,500,000 Class B shares effectively contributed by
  the founding shareholders, valued using the average
  trading price of the stock for a period of trade dates
  prior to the date of the settlement                         $13,172
Cash payments of $2,500, less recovery from insurers               --
------------------------------------------------------------  -------
                                                              $13,172
============================================================  =======

    As a part of the settlement, PAS was reimbursed $4,000 from its directors liability insurers, $2,500 of which were deemed a reimbursement of amounts paid to claimants, with the remainder offset against legal expenses incurred in connection with the settlement. The contribution of the 2,500,000 Class B shares by the founding shareholders was reflected as a contribution of capital using the average trading price of the stock referred to above.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

22.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The effect of the settlement on the pre-tax results of PAS for the fiscal year ended September 30, 1997, was as follows:

Reduction in administrative expenses                          $  1,500
Settlement of the litigation                                   (13,172)
                                                              --------
Net effect on net income (loss)                                (11,672)
Contribution of Class B shares by founding shareholders         13,172
------------------------------------------------------------  --------
Net effect on shareholders' equity                            $  1,500
============================================================  ========

    In addition, the Securities and Exchange Commission (the "Commission") was pursuing a formal order of investigation in connection with accounting irregularities discovered in fiscal year 1996. In fiscal year 1998, PAS settled the Commission's charges with an agreement to cease and desist from committing any violation or future violation of specified securities laws. PAS was not required to pay any fines or penalties associated with this settlement.

    GENERAL LITIGATION

    PAS is subject to various litigation, claims and assessments arising in the normal course of business. Management believes that the ultimate resolution of these matters, either individually or in the aggregate, will not have a materially adverse effect on PAS's consolidated financial position or results of operations.

23.  CHANGE IN YEAR-END

    Effective January 1, 1999, PAS changed its fiscal year-end from September 30 to December 31. As a result, in 1999 PAS reported its results on a calendar year basis. Summarized financial information for the three months ended December 31, 1998 and 1997 is as follows:

                                                                            1997
                                                                1998     (Unaudited)
                                                              --------   -----------
Net sales                                                     $136,646    $ 25,517
============================================================  ========    ========
Gross profit                                                  $ 42,558    $  8,318
============================================================  ========    ========
Income tax expense                                            $    832    $    125
============================================================  ========    ========
Net income (loss)                                             $  1,680    $   (991)
============================================================  ========    ========
Net income (loss) per common share--basic                     $   0.02    $  (0.05)
============================================================  ========    ========
Net income (loss) per common share--assuming dilution         $   0.02    $  (0.05)
============================================================  ========    ========
Weighted average number of common shares outstanding (in
  thousands)                                                    86,760      21,500
============================================================  ========    ========

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

24.  SUBSEQUENT EVENTS

    In February 2000, PAS received the exclusive rights to distribute Tropicana single-serve juices and juice drinks, including Season's Best juices and Tropicana Twister, in Puerto Rico.

    Subject to the approval of the Company's shareholders, effective April 1, 2000, PAS will establish an Employee Stock Purchase Plan to allow eligible employees, as defined, to participate in the success of PAS through the purchase of Class B shares of common stock. A total of 2,000,000 shares will be available for purchase under the plan.

25.  INTERIM FINANCIAL RESULTS (UNAUDITED)

                                                                            Quarter
                                                      ----------------------------------------------------
                                                       First      Second     Third      Fourth     Total
                                                      --------   --------   --------   --------   --------
1999
Net sales                                             $125,345   $150,187   $154,788   $145,423   $575,743
Gross margin                                            39,617     49,230     49,499     45,171    183,517
Earnings (loss) before income taxes, minority
  interest and extraordinary item                       (2,633)     3,214      5,126     (9,021)    (3,314)
Net earnings (loss)                                        444        379      4,088    (14,361)    (9,450)
  Earnings (loss) per share of common stock               0.01       0.00       0.05      (0.16)     (0.11)

1998
Net sales                                             $ 22,943   $ 25,842   $122,033   $136,646   $307,464
Gross margin                                             6,011      6,581     37,797     42,558     92,947
Earnings (loss) before income taxes, minority
  interest and extraordinary item                       (2,212)    (2,919)      (532)       367     (5,296)
Net earnings (loss)                                     (1,151)    (3,058)       685      1,680     (1,844)
  Earnings (loss) per share of common stock              (0.05)     (0.14)      0.01       0.02      (0.02)

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    PAS previously reported a change in independent accountants for the fiscal year ending September 30, 1998. See PAS's Current Report on Form 8-K dated September 1, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    PAS incorporates by reference the information contained under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

    The Executive Officers of PAS and their ages, as of February 1, 2000, were as follows:

       Name              Age                      Position
-------------------      ---   ----------------------------------------------
Robert C. Pohlad         45    Chairman, Chief Executive Officer and Director

Kenneth E. Keiser        48    President and Chief Operating Officer

John F. Bierbaum         55    Chief Financial Officer, Senior Vice President

Bradley J. Braun         45    Vice President, Finance and Assistant
                               Secretary

Jay S. Hulbert           46    Vice President, Operations

Raymond R. Stitle        46    Vice President, Human Resources

Lawrence I. Flood        40    Vice President and General Manager

George Haugo             55    Vice President and General Manager

Michael G. Naylor        41    Vice President and General Manager

Charles M. Pullias       50    Vice President and General Manager

A. David Velez           45    Vice President and General Manager

ITEM 11.  EXECUTIVE COMPENSATION

    PAS incorporates by reference the information contained under the captions "Executive Compensation" and "Director Compensation" in its definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    PAS incorporates by reference the information contained under the caption "Security Ownership" in its definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    PAS incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its definitive proxy statement for the 2000 Annual Meeting of Shareholders filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this report:

       (1) A list of the financial statements filed as part of this report appears on page 25.

       (2) The financial statement schedule required to be filed as part of this report consists of Schedule II--Valuation and Qualifying Accounts appearing at the end of this Item.

       (3) The following exhibits are filed as part of this report:

       Exhibit
       Number                                   Description
---------------------                           -----------
         3.1            Amended and Restated Certificate of Incorporation of
                        Pepsi-Cola Puerto Rico Bottling Company, as amended.

         3.2            Amended and Restated Bylaws of Pepsi-Cola Puerto Rico
                        Bottling Company, as amended.

         4.1            Form of Specimen Stock Certificate representing Class B
                        Shares.

         4.2            Credit Agreement by and among PepsiAmericas, Inc. and
                        DakBev, LLC, as Borrowers, Bank of America, N.A., as
                        Administrative Agent and as Lender, and First Union National
                        Bank, and Norwest Bank Minnesota, N.A., as Co-Documentation
                        Agents and The Lenders Party Hereto From Time to Time dated
                        October 15, 1999.

        10.1            Transfer Agreement among Rafael Nin, P-PR Transfer, LLP and the Company dated June 15, 1998 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's
                        Registration Statement on Form S-3 (Reg. No. 333-40093).

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

        10.4            Accounting Services Agreement between Delta Beverage
                        Group, Inc. and the Company dated October 16, 1998
                        (incorporated by reference to Exhibit 10.6 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 30, 1998).

        10.5            Management Agreement between Pohlad Companies and the
                        Company dated July 20, 1998 (incorporated by reference to
                        Exhibit 10.7 to the Company's Annual Report on Form 10-K for
                        the fiscal year ended September 30, 1998).

        10.6            Stock Option Agreement dated as of October 15, 1996 between
                        Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company
                        (incorporated by reference to exhibit 1 to the Amendment
                        No. 1 to the Schedule 13D of Rafael Nin dated January 7,
                        1997).

        10.7            Pepsi-Cola Puerto Rico Bottling Company Qualified Stock
                        Option Plan dated as of December 30, 1996 (incorporated by reference to exhibit 2 to the Amendment No. 1 to the Scheduled 13D of Rafael Nin dated January 7, 1997).

        10.8            Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock
                        Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated
                        January 31, 1997).

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

       Exhibit
       Number                                   Description
---------------------                           -----------
        10.9            Amendment dated as of June 15, 1998 to Stock Option
                        Agreement dated as of October 15, 1996 between Rafael Nin
                        and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

        10.10           Master Lease Agreement dated April 18, 1997 between General
                        Electric Capital Corporation of Puerto Rico and Pepsi-Cola
                        Puerto Rico Bottling Company (incorporated by reference to
                        Exhibit 10.19 to the Company's quarterly report on
                        Form 10-Q for the quarterly period ended June 30, 1997).

        10.11           Delta Exchange Agreement dated as of June 28, 1999 among
                        Pepsi-Cola Puerto Rico Bottling Company, Delta Beverage
                        Group, Inc. and the Delta Stockholders identified therein
                        (incorporated by reference to the Company's Proxy Statement dated September 9, 1999).

        10.12           Dakota Exchange Agreement dated as of June 28, 1999 among
                        Pepsi-Cola Puerto Rico Bottling Company, Dakota Beverage
                        Company, Inc. and Pohlad Companies (incorporated by reference to the Company's Proxy Statement dated
                        September 9, 1999).

        10.13           1999 Stock Option Plan (incorporated by reference to the
                        Company's Proxy Statement dated September 9, 1999).

        10.14 Form of Master Bottling Agreement dated October 15, 1999 between PepsiCo, Inc. and PepsiAmericas, Inc.

        10.15           Form of Master Fountain Syrup Agreement dated October 15,
                        1999 between PepsiCo, Inc. and PepsiAmericas, Inc.

        10.16           International Master Bottling Agreement dated October 15,
                        1999 between PepsiCo, Inc. and PepsiAmericas, Inc.

        11              Statement of Computation of Per Share Earnings.

        21              List of Subsidiaries.

        23.1            Consent of Independent Public Accountants.

        23.2            Independent Auditors' Consent.

        27              Financial Data Schedule.

    (b) Reports on Form 8-K.

         (i) The registrant filed a Current Report on Form 8-K dated
             October 26, 1999 relating to the acquisitions of Delta and Dakota.

    (c) The exhibits listed under Item 14(a)(3) are filed herewith or incorporated herein by reference.

    (d) The financial statement schedule listed under Item 14(a)(2) is filed herewith.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To PepsiAmericas, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PepsiAmericas, Inc. (formerly known as Pepsi-Cola Puerto Rico Bottling Company) and Subsidiaries as of and for the year ended December 31, 1999, the three month period ended December 31, 1998 and the fiscal year ended September 30, 1998, and have issued our report thereon dated March 1, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in
Item 14(a)2 is the responsibility of PAS's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the December 31, 1999 and 1998, and September 30, 1998, financial data required to be set forth in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee,
March 1, 2000.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors of Pepsi-Cola Puerto Rico Bottling Company and
Subsidiaries:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PepsiAmericas, Inc. (formerly known as Pepsi-Cola Puerto Rico Bottling Company) ("PAS") and Subsidiaries as OF September 30, 1997 and for the year then ended, and have issued our report thereon dated December 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of PAS's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1997 financial data required to be set forth in relation to the basic financial statements taken as a whole.

                                          KPMG LLP

San Juan, Puerto Rico,
December 5, 1997.

Stamp No. 1595001 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                              Additions
                                                                 ------------------------------------
                                                    Balance at   Charged to   Charged to                Balance at
                                                    Beginning    Costs and      Other                     End of
                                                    of Period     Expenses     Accounts    Deductions     Period
                                                    ----------   ----------   ----------   ----------   ----------
TWELVE MONTHS ENDED DECEMBER 31, 1999:
Allowance for Doubtful Accounts                       $3,177       $2,027        $ --       $(2,129)      $3,075
Restructuring Charges                                    223           --          --          (223)          --

THREE MONTHS ENDED DECEMBER 31, 1998:
Allowance for Doubtful Accounts                        3,896          376          --        (1,095)(1)    3,177
Restructuring Charges                                    748           --          --          (525)(3)      223

FISCAL YEAR ENDED SEPTEMBER 30, 1998:
Allowance for Doubtful Accounts                        2,872        3,691         670        (3,337)(1)    3,896
Restructuring Charges                                    163          903          --          (318)(2)      748

FISCAL YEAR ENDED SEPTEMBER 30, 1997:
Allowance for Doubtful Accounts                        2,492        6,471          --        (6,091)(1)    2,872
Restructuring Charges                                     --          535          --          (372)         163

---------

(1) Write off of uncollectible receivables.

(2) Comprised of $215 of severance payments and other exit costs and $103 reversed into income.

(3) Comprised of $525 of severance payments and other exit costs.

BOARD OF DIRECTORS

Christopher E. Clouser,
President
Preview Travel, Inc.

Philip N. Hughes,
Owner
Miller Printing, Inc.
Rocket Lube, Inc.

Robert C. Pohlad,
Chairman, Chief
Executive Officer
PepsiAmericas, Inc.

Diego J. Suarez,
President, Chief
Executive Officer
V. Suarez & Co., Inc.

Basil K. Vasiliou,
Chairman,
Vasiliou & Co., Inc.

Michael D. White
President & CEO
Frito-Lay's
Europe/Africa/Middle East
Division

John F. Woodhead,
Owner & President
JFW, Inc.

Raymond W. Zehr, Jr.
Vice President,
Pohlad Companies

EXECUTIVE OFFICERS

Robert C. Pohlad,
Chairman, Chief
Executive Officer

Kenneth E. Keiser,
President, Chief
Operating Officer

John F. Bierbaum,
Senior Vice President,
Chief Financial Officer

Matthew E. Carter
Senior Vice President,
Strategic Planning

TRANSFER AGENT AND REGISTRAR

Bank of New York
New York, New York

STOCK TRADING

PepsiAmericas, Inc.'s Class B
Shares of common stock
trades on the New York Stock
Exchange under the
symbol PAS.

INVESTOR INFORMATION

John F. Bierbaum
(612) 661-3830

ANNUAL MEETING

The annual meeting of
shareholders will be held
Wednesday, April 26, 2000
at 9:30 a.m. in the
Planets Room
IDS Center, 50th Floor
80 South 8th Street
Minneapolis, Minnesota 55402

CORPORATE OFFICES

PepsiAmericas, Inc.
3880 Dain Rauscher Plaza
60 South 6th Street
Minneapolis, Minnesota 55402

INDEPENDENT AUDITORS

Arthur Andersen, LLP
Memphis, Tennessee

LEGAL COUNSEL

Briggs and Morgan, PA
Minneapolis, Minnesota

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                                       PepsiAmericas, Inc.

                                                       By:                  /s/ ROBERT C. POHLAD
                                                            ---------------------------------------------------
                                                                           Name: Robert C. Pohlad
                                                                       Title: Chief Executive Officer

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

                   Signatures                                         Title                           Date
                   ----------                                         -----                           ----
              /s/ ROBERT C. POHLAD
     --------------------------------------       Chief Executive Officer and Director           March 30, 2000
                Robert C. Pohald                    (Principal Executive Officer)

              /s/ JOHN F. BIERBAUM
     --------------------------------------       Chief Financial Officer and Senior Vice        March 30, 2000
                John F. Bierbaum                    President (Principal Accounting Officer)

           /s/ CHRISTOPHER E. CLOUSER
     --------------------------------------       Director                                       March 30, 2000
             Christopher E. Clouser

              /s/ PHILIP N. HUGHES
     --------------------------------------       Director                                       March 30, 2000
                Philip N. Hughes

             /s/ DIEGO SUAREZ, JR.
     --------------------------------------       Director                                       March 30, 2000
               Diego Suarez, Jr.

             /s/ BASIL K. VASILIOU
     --------------------------------------       Director                                       March 30, 2000
               Basil K. Vasiliou

              /s/ JOHN F. WOODHEAD
     --------------------------------------       Director                                       March 30, 2000
                John F. Woodhead

            /s/ RAYMOND W. ZEHR, JR.
     --------------------------------------       Director                                       March 30, 2000
              Raymond W. Zehr, Jr.

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------   ------------------------------------------------------------
 3.1      Amended and Restated Certificate of Incorporation of
          Pepsi-Cola Puerto Rico Bottling Company, as amended.

 3.2      Amended and Restated Bylaws of Pepsi-Cola Puerto Rico
          Bottling Company, as amended.

 4.1      Form of Specimen Stock Certificate representing Class B
          Shares.

 4.2      Credit Agreement by and among PepsiAmericas, Inc. and
          DakBev, LLC, as Borrowers, Bank of America, N.A., as
          Administrative Agent and as Lender, and First Union National
          Bank, and Norwest Bank Minnesota, N.A., as Co-Documentation
          Agents and The Lenders Party Hereto From Time to Time dated
          October 15, 1999.

10.1 Transfer Agreement among Rafael Nin, P-PR Transfer, LLP and the Company dated June 15, 1998 (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's
          Registration Statement on Form S-3 (Reg. No. 333-40093).

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

10.4      Accounting Services Agreement between Delta Beverage
          Group, Inc. and the Company dated October 16, 1998
          (incorporated by reference to Exhibit 10.6 to the Company's
          Annual Report on Form 10-K for the fiscal year ended
          September 30, 1998).

10.5      Management Agreement between Pohlad Companies and the
          Company dated July 20, 1998 (incorporated by reference to
          Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.6      Stock Option Agreement dated as of October 15, 1996 between
          Rafael Nin and Pepsi-Cola Puerto Rico Bottling Company
          (incorporated by reference to exhibit 1 to the Amendment
          No. 1 to the Schedule 13D of Rafael Nin dated January 7,
          1997).

10.7      Pepsi-Cola Puerto Rico Bottling Company Qualified Stock
          Option Plan dated as of December 30, 1996 (incorporated by reference to exhibit 2 to the Amendment No. 1 to the Scheduled 13D of Rafael Nin dated January 7, 1997).

10.8      Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock
          Option Plan dated as of December 30, 1996 (incorporated by reference to the Company's Proxy Statement dated
          January 31, 1997).

10.9      Amendment dated as of June 15, 1998 to Stock Option
          Agreement dated as of October 15, 1996 between Rafael Nin and the Company (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.10     Master Lease Agreement dated April 18, 1997 between General
          Electric Capital Corporation of Puerto Rico and Pepsi-Cola
          Puerto Rico Bottling Company (incorporated by reference to
          Exhibit 10.19 to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997).

10.11     Delta Exchange Agreement dated as of June 28, 1999 among
          Pepsi-Cola Puerto Rico Bottling Company, Delta Beverage
          Group, Inc. and the Delta Stockholders identified therein
          (incorporated by reference to the Company's Proxy Statement dated September 9, 1999).

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

Exhibit
Number                            Description
-------   ------------------------------------------------------------
10.12     Dakota Exchange Agreement dated as of June 28, 1999 among
          Pepsi-Cola Puerto Rico Bottling Company, Dakota Beverage
          Company, Inc. and Pohlad Companies (incorporated by
          reference to the Company's Proxy Statement dated
          September 9, 1999).

10.13     1999 Stock Option Plan (incorporated by reference to the
          Company's Proxy Statement dated September 9, 1999).

10.14 Form of Master Bottling Agreement dated October 15, 1999 between PepsiCo, Inc. and PepsiAmericas, Inc.

10.15     Form of Master Fountain Syrup Agreement dated October 15,
          1999 between PepsiCo, Inc. and PepsiAmericas, Inc.

10.16     International Master Bottling Agreement dated October 15,
          1999 between PepsiCo, Inc. and PepsiAmericas, Inc.

11        Statement of Computation of Per Share Earnings.

21        List of Subsidiaries.

23.1      Consent of Independent Public Accountants.

23.2      Independent Auditors' Consent.

27        Financial Data Schedule.