Form 10-K/A
period 1999-12-31
PEPSIAMERICAS INC
filed 2000-04-03
CIK 948086

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A



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


    During 1999, PAS completed two acquisitions. In July 1999, PAS acquired the franchise rights to Seven-Up and several other Cadbury Schweppes brands in Puerto Rico for an aggregate cost of $12 million. In December 1999, PAS purchased the soft drink business of Desnoes and Geddes, a PepsiCo franchisee in Jamaica, for a net cost of approximately $22 million.


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


    In Jamaica, PAS provides a contributory medical and life insurance plan to its employees, with approximately 50% of the cost of such plan being paid by such employees.


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

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                              PEPSIAMERICAS, INC.

                            SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 Three Months Ended          Fiscal Years Ended September 30
                                                  Pro Forma    ----------------------   -----------------------------------------
                                        1999       1998(1)     12/31/98(2)   12/31/97   1998(2)      1997       1996       1995
                                      --------   -----------   -----------   --------   --------   --------   --------   --------
                                                 (unaudited)        (unaudited)
RESULTS OF OPERATIONS
Net Sales                             $575,743    $548,371      $136,646     $25,517    $196,335   $ 99,172   $102,891   $114,301
Gross Profit                           183,517     175,327        42,558       8,318      59,869     30,935     27,935     46,455
Income (loss) from operations(3)        18,998      21,808         5,135        (479)     (1,002)   (21,420)   (26,827)     9,735
Income (loss) before income taxes,
  minority interest, equity in BAESA
  and extraordinary item(3)             (3,314)      1,095           367        (866)     (6,529)   (22,845)   (24,077)     9,118
Income tax benefit (expense)(11)        (4,832)      1,843          (832)       (125)      2,515      3,342      1,205        297
Minority interests, net of taxes(10)      (560)      2,466         2,145          --        (501)        --         --         --
Net income (loss) before equity in
  BAESA and extraordinary item(3)       (8,706)      5,404         1,680        (991)     (4,515)   (19,503)   (22,872)     9,415
Equity in BAESA income (loss) net of
  taxes                                     --          --            --          --          --         --    (51,458)     5,638
Net income (loss)(3)(4)                 (9,450)      5,404         1,680        (991)     (4,515)   (19,503)   (74,330)    15,053
WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING              86,829      86,633        86,760      21,500      35,072     21,500     21,500     18,105

PER SHARE DATA(5)

Income (loss) before equity in BAESA  $  (0.11)   $   0.06      $   0.02     $ (0.05)   $  (0.14)  $  (0.91)  $  (1.06)  $   0.52
Net income (loss)                        (0.11)       0.06          0.02       (0.05)      (0.14)     (0.91)     (3.46)      0.83
Dividends declared per share of
  common stock(9)                           --          --            --          --          --         --       0.24       0.27

FINANCIAL POSITION (at end of
  period)

Cash and cash equivalents             $  8,317    $ 23,551      $ 23,551     $13,814    $ 31,405   $ 19,621   $ 18,680   $ 46,091
Working Capital(7)                      60,564      51,598        51,598       2,174      47,883       (813)   (15,072)     2,580
Property and equipment, net            147,779     121,342       121,342      46,466     122,384     45,788     49,936     36,445
Total assets                           516,143     410,085       410,085      88,692     418,475     95,910    109,981    185,666
Long-term debt(8)                      302,050     242,108       242,108      25,516     241,214     26,064      7,575      9,967
Common shareholders equity             109,455      62,058        62,058      42,401      61,807     43,392     49,357    128,649

OTHER DATA

EBITDA(6)                             $ 51,718    $ 44,528      $ 11,192     $ 1,132    $  7,986   $(15,448)  $(70,841)  $ 20,545
Operating cash flows                    24,807      25,289         1,896      (3,554)      4,348     (7,504)    (6,542)    16,497
Capital expenditures                    29,053      22,915         3,146         501       5,517      4,663     24,421     10,418


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


    The primary measurement of unit volume for PAS is the case-sized quantities of the various consumer packages in which products are produced and sold and may alternatively be described as hard case sales. PAS also sells premix or draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in unit volume measurements as they are not the primary focus of PAS's selling efforts.


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


    Cost of sales for Dakota and Delta from July 18, 1998 to September 30, 1998 was $65.9 million. Cost of sales for PAS increased $2.3 million, or 3.3% for fiscal year 1998 as compared to fiscal year 1997 to $70.5 million. This increase was primarily the result of the increase in sales volume.


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


    Net income for Dakota and Delta from July 18, 1998 to September 30, 1998 was $5.1 million. Net loss for PAS during fiscal year 1998 was ($9.6) million, compared to ($19.5) million during fiscal year 1997.



LIQUIDITY AND CAPITAL RESOURCES


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


    Capital expenditures, before the effect of dispositions, for PAS totaled ($29.0) million in fiscal year 1999, ($5.5) million in fiscal year 1998 and ($4.7) million in fiscal year 1997. Capital expenditures, before the effect of dispositions, for PAS totaled ($3.1) million in the interim period for 1998 and ($0.5) million in the interim period for 1997. PAS's capital expenditures have been financed by a combination of borrowings from third parties and internally generated funds. PAS estimates that its capital expenditures for the fiscal year ending December 31, 2000 will be approximately $25 million.


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


                                        2000     2001      2002       2003     Thereafter    Total     Fair Value
                                       ------   -------   -------   --------   ----------   --------   ----------
Cash and cash equivalents:
  Deposit and money market accounts    $8,317   $    --   $    --   $     --     $   --     $  8,317    $  8,317

Long-term debt:
  Senior notes payable (interest at
    9.75%)                                 --        --        --    120,000         --      120,000     120,000
  Term Loan (interest at 8.18%)         6,875    10,000    13,125         --         --       30,000      30,000
  Term Loan (interest at 8.68%)           813       650    16,250     47,287         --       65,000      65,000
  Revolving line of credit--
    Swing line facility (interest
      ranging from 7% to 9%)               --     2,500        --         --         --        2,500       2,500
    All other (interest ranging from
      9% to 10.8%)                         --     2,200    65,220         --         --       67,420      67,420
  Notes payable to Poydras                 --        --        --         --      1,839        1,839       1,839


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

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          (U.S. DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  December 31
                                                              -------------------   September 30
                                                                1999       1998         1998
                                                              --------   --------   -------------
CURRENT ASSETS:
Cash and cash equivalents                                     $  8,317   $ 23,551     $ 31,405
Accounts receivable:
  Trade, less allowance for doubtful accounts of $3,075,
    $3,177, and $3,896                                          48,193     44,964       44,199
  Marketing and advertising                                     13,785      9,895        7,862
  Other                                                          7,104      5,015        5,523
Inventories, at cost                                            32,311     21,125       23,436
Shells, tanks and pallets                                        8,451      8,100        8,243
Deferred income tax assets                                       8,042      4,235        5,800
Prepaid expenses and other                                      11,348      7,848        8,459
                                                              --------   --------     --------
    Total current assets                                       137,551    124,733      134,927

DEFERRED INCOME TAX ASSETS                                      15,686     24,062       23,105
LONG-LIVED ASSETS HELD FOR SALE, principally land and
  building                                                          --      2,615        2,615
PROPERTY, PLANT AND EQUIPMENT, net                             147,779    121,342      122,384
INTANGIBLE ASSETS, net of accumulated amortization             186,695    122,651      123,873
DEFERRED FINANCING COSTS, BEVERAGE POURING RIGHTS AND OTHER
  ASSETS                                                        28,432     14,682       11,571
                                                              --------   --------     --------
    Total assets                                              $516,143   $410,085     $418,475
                                                              ========   ========     ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current installments of long-term debt                      $  7,931   $  3,788     $  3,940
  Accounts payable                                              29,050     20,030       23,357
  Accrued expenses                                              39,620     29,554       32,282
                                                              --------   --------     --------
    Total current liabilities                                   76,601     53,372       59,579
LONG-TERM DEBT AND OTHER LIABILITIES, excluding current
  installments                                                 294,119    238,320      237,274
MINORITY INTEREST                                               35,968     54,530       56,705
ACCRUED PENSION COST                                                --      1,805        3,110
                                                              --------   --------     --------
                                                               406,688    348,027      356,668
COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS' EQUITY:
  Class A common stock                                              50         50           50
  Class B common stock                                             824        168          168
  Additional paid-in-capital                                   222,759    159,384      158,877
  Accumulated deficit                                         (113,820)   (95,197)     (94,451)
  Deferred compensation                                           (353)      (457)          (1)
  Accumulated other comprehensive income (loss)                     (5)    (1,890)      (2,836)
                                                              --------   --------     --------
    Total shareholders' equity                                 109,455     62,058       61,807
                                                              --------   --------     --------
    Total liabilities and shareholders' equity                $516,143   $410,085     $418,475
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

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           Three Months   Fiscal Years Ended
                                                             Year Ended       Ended          September 30
                                                            December 31    December 31    -------------------
                                                                1999           1998         1998       1997
                                                            ------------   ------------   --------   --------
Net sales                                                     $575,743       $136,646     $196,335   $ 99,172
Cost of sales                                                  392,226         94,088      136,466     68,237
                                                              --------       --------     --------   --------
  Gross profit                                                 183,517         42,558       59,869     30,935
Selling, general and administrative expenses                   152,025         36,212       57,847     38,648
Amortization of franchise rights and other intangibles           4,426          1,307        1,045         --
Fees related to combination of interests                         4,884             --           --         --
Provision for deferred compensation plan termination             3,407             --           --         --
Restructuring charges                                               --             --        1,728        535
Provision for (reversal of) legal and environmental
  reserves                                                        (490)            --          760         --
Losses on asset impairments                                        267            250          800         --
Insurance proceeds from business interruption and other
  losses                                                            --           (346)      (1,309)        --
Litigation settlement expenses                                      --             --           --     13,172
                                                              --------       --------     --------   --------
  Income (loss) from operations                                 18,998          5,135       (1,002)   (21,420)
Other income (expense):
  Interest expense, net                                        (22,126)        (5,006)      (5,647)    (1,426)
  Other, net                                                      (186)           238          120          1
                                                              --------       --------     --------   --------
    Total other income (expense)                               (22,312)        (4,768)      (5,527)    (1,425)
Income (loss) before income taxes, minority interest and
  extraordinary item                                            (3,314)           367       (6,529)   (22,845)
Income tax benefit (expense)                                    (4,832)          (832)       2,515      3,342
Minority interest, net of taxes                                   (560)         2,145         (501)        --
                                                              --------       --------     --------   --------
Net income (loss) before extraordinary item                     (8,706)         1,680       (4,515)   (19,503)
Extraordinary item, net of taxes                                  (744)            --           --         --
                                                              --------       --------     --------   --------
Net income (loss)                                             $ (9,450)      $  1,680     $ (4,515)  $(19,503)
                                                              ========       ========     ========   ========
Net income (loss) per common share--basic                     $  (0.11)      $   0.02     $  (0.13)  $  (0.91)
                                                              ========       ========     ========   ========
Net income (loss) per common share--assuming dilution         $  (0.11)      $   0.02     $  (0.13)  $  (0.91)
                                                              ========       ========     ========   ========
Weighted average number of common shares outstanding
  (in thousands)                                                86,829         86,760       35,072     21,500
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

PEPSIAMERICAS, INC.  1999 ANNUAL REPORT
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (U.S. DOLLARS IN THOUSANDS)

                                                                                                    FISCAL YEARS
                                                                                THREE MONTHS            ENDED
                                                                YEAR ENDED          ENDED           SEPTEMBER 30
                                                               DECEMBER 31       DECEMBER 31     -------------------
                                                                   1999             1998           1998       1997
                                                              --------------   ---------------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  (9,450)         $ 1,680       $ (4,515)  $(19,503)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Litigation settlement expenses                                     --               --             --     13,172
    Loss on disposition of property, plant and equipment               --               --             --        238
    Losses on asset impairments                                       267              250            800         --
    Write off of deferred financing charges                           636               --             --         --
    Restructuring charges                                              --               --          1,728         --
    Provision for (reversal of) legal and environmental
     reserves                                                        (490)              --            760         --
    Insurance proceeds from business interruption losses               --             (346)        (1,309)        --
    Depreciation and amortization                                  22,920            5,702          9,747      5,971
    Noncash interest on long-term debt                              5,025            1,536            203         --
    Net expense (payments) under deferred compensation plans          339              (13)            13         --
    Deferred income taxes                                           3,782              608           (629)       547
    Minority interest, before taxes                                   561           (1,906)          (429)        --
    Changes in assets and liabilities--
      Accounts receivable                                          (3,501)          (2,290)         3,524     (2,335)
      Inventories                                                 (11,070)           2,311            775      1,627
      Shells, tanks and pallets                                    (1,004)             143           (496)      (114)
      Prepaid expenses and other current assets                    (1,542)             611         (1,558)      (216)
      Intangible assets                                                --               --             --       (272)
      Accounts payable and accrued expenses                        18,282           (6,390)        (4,112)    (6,635)
      Other, net                                                       52               --           (154)        16
------------------------------------------------------------    ---------          -------       --------   --------
        Net cash provided by (used in) operating activities        24,807            1,896          4,348     (7,504)
------------------------------------------------------------    ---------          -------       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for exclusive beverage pouring rights                   (3,187)          (2,920)        (2,536)        --
  Redemption of short-term investments                                 --               --             --     12,904
  Capital expenditures                                            (29,053)          (3,146)        (5,517)    (4,663)
  Proceeds from sales of property and equipment                       140               82            720        406
  Proceeds from sale of business                                      700               --             --         --
  Acquisition of franchise rights                                 (12,000)              --             --         --
  Acquisition of businesses                                       (29,371)              --             --         --
  Other                                                               (65)            (194)            16         --
------------------------------------------------------------    ---------          -------       --------   --------
        Net cash provided by (used in) investing activities       (72,836)          (6,178)        (7,317)     8,647
------------------------------------------------------------    ---------          -------       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net of equity issuance costs                  --               --         23,101         --
  Proceeds from short-term borrowings                              95,220            8,500         72,784        712
  Repayment of short-term borrowings                              (34,500)          (6,400)       (83,693)        --
  Proceeds from long-term borrowings                              105,000               --             --         --
  Principal payment on long-term debt                            (120,830)          (2,980)        (2,000)    (1,722)
  Proceeds from capital leases                                         --               --             --      1,793
  Prepayment of capital lease obligations                              --               --             --       (985)
  Dividends paid to controlling shareholder                        (9,173)          (2,426)        (3,111)        --
  Cash distribution to minority interest holder                        --             (266)            --         --
  Payment of deferred financing charges                            (2,922)              --             --         --
                                                                ---------          -------       --------   --------
        Net cash provided by (used in) financing activities        32,795           (3,572)         7,081       (202)
------------------------------------------------------------    ---------          -------       --------   --------
CHANGE IN CASH AND CASH EQUIVALENTS                               (15,234)          (7,854)         4,112        941
------------------------------------------------------------    ---------          -------       --------   --------
CASH AND CASH EQUIVALENTS, beginning of period                     23,551           31,405         19,621     18,680
EFFECT OF RESTATEMENT ON CASH AND CASH EQUIVALENTS                     --               --          7,672         --
                                                                ---------          -------       --------   --------
CASH AND CASH EQUIVALENTS, end of period                        $   8,317          $23,551       $ 31,405   $ 19,621
                                                                =========          =======       ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for--
    Interest                                                    $  20,015          $ 9,859       $  3,222   $  2,560
    Income taxes                                                    7,238               44            333        258
    Noncash transactions-                                              --               --             --        599
      Capital leases reclassified as operating leases                  --               --             --        287
      Proceeds from sale of asset, net of underlying debt              --              507             --         --
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


    The consolidated financial statements include the accounts of PepsiAmericas and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Effective with the combination of interests, Delta became a wholly owned subsidiary of PepsiAmericas. The proportionate share of Delta's common shareholders' equity which was not owned or controlled by Pohlad Companies is reflected as a minority interest in the accompanying consolidated financial statements through October 15, 1999, the combination date. Minority interest also includes a joint venture partner's equity in a joint venture involving Delta (the "Delta Joint Venture"), and PAS's obligation on preferred stock, including dividends, issued by Delta to outside investors. Throughout fiscal year 1997, PAS maintained an equity interest in Buenos Aires Embotelladora S. A. ("BAESA"), a South American bottler of Pepsi-Cola products, of approximately 17%, which was accounted for using the equity method until such investment was reduced to zero in fiscal year 1996. Effective June 17, 1998, PAS's remaining ownership in BAESA was transferred to PAS's then shareholders.


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

                                                                            Three Months   Fiscal Years Ended
                                                              Year Ended       Ended          September 30
                                                             December 31    December 31    ------------------
                                                                 1999           1998        1998       1997
                                                             ------------   ------------   -------   --------
Net income (loss)                                              $(9,450)       $ 1,680      $(4,515)  $(19,503)
Effective of dilutive securities
  Stock options                                                     --             --           --         --
                                                               -------        -------      -------   --------
Net income (loss)--assuming dilution                           $(9,450)       $ 1,680      $(4,515)  $(19,503)
                                                               =======        =======      =======   ========
Average common shares outstanding                               86,829         86,760       35,072     21,500
Effects of dilutive securities
  Stock options                                                     --             63           --         --
                                                               -------        -------      -------   --------
Average common shares outstanding--assuming dilution            86,829         86,823       35,072     21,500
                                                               =======        =======      =======   ========
Net income (loss) per common share                             $ (0.11)       $  0.02      $ (0.13)  $  (0.91)
                                                               =======        =======      =======   ========
Net income (loss) per common share--assuming dilution          $ (0.11)       $  0.02      $ (0.13)  $  (0.91)
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

                                      Nine Months Ended   Three Months Ended   Fiscal Year Ended   Fiscal Year Ended
                                        September 30         December 31         September 30        September 30
                                            1999                 1998                1998                1997
                                      -----------------   ------------------   -----------------   -----------------
Net sales:
  PepsiAmericas                           $ 79,288             $ 28,328            $ 99,405            $ 99,172
  Delta                                    274,559               86,178              74,792                  --
  Dakota                                    76,473               23,591              22,553                  --
  Eliminations                                (521)              (1,451)               (415)                 --
                                          --------             --------            --------            --------
                                          $429,799             $136,646            $196,335            $ 99,172
                                          ========             ========            ========            ========
Net earnings (loss):
  PepsiAmericas                           $ (6,990)            $ (1,420)           $ (9,610)           $(19,503)
  Delta                                       (417)              (2,776)               (193)                 --
  Dakota                                    12,109                3,698               3,468                  --
  Other, including eliminations                209                2,178               1,820                  --
                                          --------             --------            --------            --------
                                          $  4,911             $  1,680            $ (4,515)           $(19,503)
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

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and included the following:

                                                             December 31
                                                          -----------------   September 30
                                                           1999      1998         1998
                                                          -------   -------   -------------
Raw materials                                             $12,844   $ 4,418      $ 5,890
Finished goods                                             19,467    16,707       17,381
Spare parts and supplies                                       --        --          117
Work-in process                                                --        --           48
                                                          -------   -------      -------
                                                          $32,311   $21,125      $23,436
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

                                                              Years
                                                              -----
Buildings and improvements                                    33-40
Leasehold improvements                                         7-15
Machinery and equipment                                        2-15

    Property and equipment included the following:

                                                           December 31
                                                      ---------------------   September 30
                                                        1999        1998          1998
                                                      ---------   ---------   -------------
Land and improvements                                 $  14,428   $  12,430     $  12,490
Buildings and improvements                               44,267      42,026        41,426
Machinery and equipment                                 217,704     183,253       187,157
                                                      ---------   ---------     ---------
                                                        276,399     237,709       241,073
Less: Accumulated depreciation                         (128,620)   (116,367)     (118,689)
                                                      ---------   ---------     ---------
                                                      $ 147,779   $ 121,342     $ 122,384
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

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.  ACCRUED EXPENSES

    Accrued expenses consisted of the following:

                                                             December 31
                                                          -----------------   September 30
                                                           1999      1998         1998
                                                          -------   -------   -------------
Payroll and related benefits                              $ 8,636   $ 4,097      $ 7,545
Income and other taxes                                      4,455     3,717        1,141
Marketing and advertising costs                             6,714     8,039        6,612
Insurance and related costs                                 4,469     4,821        4,987
Interest                                                    3,195     2,385        6,420
Restructuring reserves                                         --       223          748
Legal and environmental reserves                               --       660          760
Accrued trade payables                                      7,995     3,002        1,884
Other                                                       4,156     2,610        2,185
                                                          -------   -------      -------
                                                          $39,620   $29,554      $32,282
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  LONG-TERM DEBT AND OTHER LIABILITIES

    Long-term debt and other liabilities consisted of the following:


                                                            December 31
                                                        -------------------   September 30
                                                          1999       1998         1998
                                                        --------   --------   -------------
Term loan A, interest at 8.18% at December 31, 1999,
  due August 30, 2002                                   $ 30,000   $     --     $     --
Term loan B, interest at 8.68% at December 31, 1999,
  due August 30, 2003                                     65,000         --           --
Term loan, interest at the prime rate plus 2.5%
  (10.25% and 10.75% at December 31, 1998 and
  September 30, 1998, respectively), retired
  October 1999                                                --     23,048       23,330
Term loan, interest at 6.35%, retired October 1999            --      5,000        5,000
Senior notes payable, 9.75%, due December 16, 2003       120,000    120,000      120,000
Senior notes payable, 7.39%, retired October 1999             --      8,450        8,450
Senior notes payable, 6.97%, retired October 1999             --     20,000       20,000
Subordinated notes payable, 11%                               --     48,573       46,041
Revolving line of credit                                  69,920      9,600       10,000
Note payable to Poydras, interest at the prime rate
  plus 1% (9.50%, 8.75% and 9.25% at December 31, 1999
  and 1998, and September 30, 1998, respectively), due
  December 31, 2007                                        1,839      1,839        1,839
Capital lease obligations                                     --        144          301
Marketing support obligation, imputed interest at
  8.25% to 8.75%, payments due quarterly through
  April 26, 2001                                             203        331          371
Obligations under deferred compensation plans              2,012      3,333        3,678
Deferred purchase obligation                                 900        900          900
Obligations under exclusive beverage pouring rights
  contracts                                               10,867         --           --
Other                                                      1,309        890        1,304
                                                        --------   --------     --------
                                                         302,050    242,108      241,214
Less: Current installments                                (7,931)    (3,788)      (3,940)
                                                        --------   --------     --------
                                                        $294,119   $238,320     $237,274
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

    The combined income tax expense (benefit) of PAS attributable to income
(loss) from continuing operations consisted of the following:

                                                                             Three Months   Fiscal Years Ended
                                                               Year Ended       Ended          September 30
                                                              December 31    December 31    -------------------
                                                                  1999           1998         1998       1997
                                                              ------------   ------------   --------   --------
Current:
  U.S.                                                           $  981          $191       $(1,171)   $(4,231)
  Non-U.S.                                                           69            33            83        342
                                                                 ------          ----       -------    -------
    Total current income tax expense (benefit)                    1,050           224        (1,088)    (3,889)
                                                                 ------          ----       -------    -------
Deferred:
  U.S.                                                            3,868           146        (1,394)        --
  Non-U.S.                                                          (86)          462           (33)       547
                                                                 ------          ----       -------    -------
    Total deferred income tax expense (benefit)                   3,782           608        (1,427)       547
                                                                 ------          ----       -------    -------
    Total income tax expense (benefit)                           $4,832          $832       $(2,515)   $(3,342)
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  INCOME TAXES (CONTINUED)
    Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. statutory Federal tax rate (34% in 1999 and for the three months ended December 31, 1998; 35% for fiscal years 1998 and 1997) as a result of the following:

                                                                             Three Months   Fiscal Years Ended
                                                               Year Ended       Ended          September 30
                                                              December 31    December 31    -------------------
                                                                  1999           1998         1998       1997
                                                              ------------   ------------   --------   --------
Computed statutory Federal tax expense (benefit)                $(1,127)        $ 125       $(2,326)   $(7,984)
State taxes, net of Federal benefit                                (230)         (100)           24         --
Non-U.S. income taxes                                            (9,910)        1,504        (5,998)       342
Change in the beginning-of-the-year balance of the valuation
  allowance for deferred income tax assets                       14,483          (826)        9,567     13,829
Effects of Delta and Dakota pre-combination income (loss)        (4,083)           85        (1,324)        --
Reinstatement of Dakota deferred income tax liabilities on
  combination date                                                3,407            --            --         --
Non-deductible fees and expenses                                  2,893            51           207         --
Puerto Rico economic activity credit                               (555)         (791)       (1,356)    (2,050)
Calculated NOL value of 1997 loss, as adjusted, for Puerto
  Rico income taxes                                                  --            --            --     (6,437)
Income tax credit related to prior year's losses                     --            --            --       (745)
Carryback of U.S. Federal net operating losses, previously
  reserved                                                           --           196        (1,251)        --
Tax rate changes                                                     --           585            --         --
Other, net                                                          (46)            3           (58)      (297)
                                                                -------         -----       -------    -------
Total income tax expense (benefit)                              $ 4,832         $ 832       $(2,515)   $(3,342)
                                                                =======         =====       =======    =======

    The significant components of deferred income tax expense (benefit) attributable to income (loss) from continuing operations are as follows:

                                                                           Three Months   Fiscal Years Ended
                                                             Year Ended       Ended          September 30
                                                            December 31    December 31    -------------------
                                                                1999           1998         1998       1997
                                                            ------------   ------------   --------   --------
Deferred income tax expense (benefit)                         $(10,701)       $1,434      $(10,994)  $(13,282)
Increase (decrease) in beginning-of-the-year balance of
  the valuation allowance for deferred income tax assets,
  net of amount capitalized in 1999 of $787                     14,483          (826)        9,567     13,829
                                                              --------        ------      --------   --------
Total deferred income tax expense (benefit)                   $  3,782        $  608      $ (1,427)  $    547
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

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

17.  INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities are presented below:

                                                              December 31    December 31    September 30
                                                                  1999           1998           1998
                                                              ------------   ------------   -------------
Property, plant and equipment                                   $ (6,965)      $ (3,417)      $ (4,414)
U.S. net operating loss and tax credit carryforwards              45,159         34,162         33,380
Non-U.S. net operating loss and tax credit carryforwards          39,848         29,897         31,178
Reserves and accruals                                              7,104         11,451         12,794
Deferred compensation liabilities                                  1,092          1,159          1,156
Basis difference in Delta preferred stock                          4,668          4,668          4,668
Inventories                                                          809            667            688
Basis in intangible assets                                        (2,760)          (556)          (556)
Other, net                                                          (143)            80            651
                                                                --------       --------       --------
Total deferred tax assets                                         88,812         78,111         79,545
Less--Valuation allowance                                        (65,084)       (49,814)       (50,640)
                                                                --------       --------       --------
Net deferred tax asset                                          $ 23,728       $ 28,297       $ 28,905
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

                                                                             Three Months    Fiscal Year
                                                               Year Ended       Ended           Ended
                                                              December 31    December 31    September 30
                                                                  1999           1998           1998
                                                              ------------   ------------   -------------
Changes in benefit obligation:
  Benefit obligation, beginning of period                        $7,662        $ 7,650         $ 7,195
  Interest cost                                                     509            131             491
  Actuarial (gain) loss                                            (854)            --             791
  Benefits paid                                                    (563)          (119)           (827)
                                                                 ------        -------         -------
  Benefit obligation, end of period                              $6,754        $ 7,662         $ 7,650
                                                                 ======        =======         =======
Change in plan assets:
  Fair value of plan assets, beginning of period                 $5,807        $ 4,498         $ 4,903
  Actual return on plan assets                                    2,150          1,024            (599)
  Employer contributions                                          1,210            404           1,021
  Benefits paid                                                    (563)          (119)           (827)
                                                                 ------        -------         -------
  Fair value of plan assets, end of period                       $8,604        $ 5,807         $ 4,498
                                                                 ======        =======         =======

Funded status                                                    $1,850        $(1,855)        $(3,152)
Unrecognized actuarial loss                                        (832)         1,890           2,836
                                                                 ------        -------         -------
Prepaid (accrued) benefit cost recognized                        $1,018        $    35         $  (316)
                                                                 ======        =======         =======
Amounts recognized in the consolidated balance sheets
  consist of:
Prepaid benefit cost                                             $1,496        $    --         $    --
Accrued pension cost, including a $78, $50 and $42 current
  portion                                                          (478)        (1,855)         (3,152)
Minimum pension liability adjustment included in accumulated
  other comprehensive income                                         --          1,890           2,836
                                                                 ------        -------         -------
Net amount recognized                                            $1,018        $    35         $  (316)
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

19.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net periodic pension cost for PAS's pension plans comprised the following:

                                                                                            Fiscal Years
                                                                             Three Months       Ended
                                                               Year Ended       Ended       September 30
                                                              December 31    December 31    -------------
                                                                  1999           1998       1998    1997
                                                              ------------   ------------   -----   -----
Changes in benefit obligation:
Service cost                                                     $  --          $  --       $  --   $ 108
Interest cost                                                      509            131         491     557
Expected return on plan assets                                    (566)          (104)       (478)   (425)
Amortization of prior service cost                                  --             --          --      11
Amortization of actuarial loss                                      53             23          24     165
                                                                 -----          -----       -----   -----
Net periodic pension cost                                        $  (4)         $  50       $  37   $ 416
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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          DECEMBER 31, 1999 AND 1998, AND SEPTEMBER 30, 1998 AND 1997

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

21.  STOCK OPTION PLANS (CONTINUED)
    A summary of PAS's stock option plans at December 31, 1999 and 1998, and September 30, 1998 and 1997, and changes during the periods then ended, is as follows:

                                                              Option Shares   Price Range
                                                              -------------   -----------
Outstanding at September 30, 1996                                      --              --
  Granted                                                       1,706,667     $      5.00
  Exercised                                                            --              --
  Lapsed or canceled                                                   --              --
                                                                ---------     -----------
Outstanding at September 30, 1997                               1,706,667     $      5.00
  Granted                                                         110,000     $6.25-$8.75
  Exercised                                                      (190,000)    $      5.00
  Lapsed or canceled                                                   --              --
                                                                ---------     -----------
Outstanding at September 30, 1998                               1,626,667     $5.00-$8.75
  Granted                                                         452,500     $      3.63
  Exercised                                                            --              --
  Lapsed or canceled                                                   --              --
                                                                ---------     -----------
Outstanding at December 31, 1998                                2,079,167     $3.63-$8.75
  Granted                                                         486,583     $      4.75
  Exercised                                                            --              --
  Lapsed or canceled                                                   --              --
                                                                ---------     -----------
Outstanding at December 31, 1999                                2,565,750     $3.63-$8.75
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

23.  CHANGE IN YEAR-END

    Effective January 1, 1999, PAS changed its fiscal year-end from September 30 to December 31. As a result, in 1999 PAS reported its results on a calendar year basis. Summarized financial information for the three months ended December 31, 1998 and 1997 is as follows:

                                                                            1997
                                                                1998     (Unaudited)
                                                              --------   -----------
Net sales                                                     $136,646    $ 25,517
                                                              ========    ========
Gross profit                                                  $ 42,558    $  8,318
                                                              ========    ========
Income tax expense                                            $    832    $    125
                                                              ========    ========
Net income (loss)                                             $  1,680    $   (991)
                                                              ========    ========
Net income (loss) per common share--basic                     $   0.02    $  (0.05)
                                                              ========    ========
Net income (loss) per common share--assuming dilution         $   0.02    $  (0.05)
                                                              ========    ========
Weighted average number of common shares outstanding (in
  thousands)                                                    86,760      21,500
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

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                          (U.S. DOLLARS IN THOUSANDS)


                                                                              Additions
                                                                 ------------------------------------
                                                    Balance at   Charged to   Charged to                Balance at
                                                    Beginning    Costs and      Other                     End of
                                                    of Period     Expenses     Accounts    Deductions     Period
                                                    ----------   ----------   ----------   ----------   ----------
TWELVE MONTHS ENDED DECEMBER 31, 1999:
Allowance for Doubtful Accounts                       $3,177       $2,027        $ --       $(2,129)(1)   $3,075
Restructuring Charges                                    223           --          --          (223)          --

THREE MONTHS ENDED DECEMBER 31, 1998:
Allowance for Doubtful Accounts                        3,896          376          --        (1,095)(1)    3,177
Restructuring Charges                                    748           --          --          (525)(3)      223

FISCAL YEAR ENDED SEPTEMBER 30, 1998:
Allowance for Doubtful Accounts                        2,872        3,691         670        (3,337)(1)    3,896
Restructuring Charges                                    163          903          --          (318)(2)      748

FISCAL YEAR ENDED SEPTEMBER 30, 1997:
Allowance for Doubtful Accounts                        2,492        6,471          --        (6,091)(1)    2,872
Restructuring Charges                                     --          535          --          (372)         163


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

Arthur Andersen, LLP
Memphis, Tennessee

LEGAL COUNSEL

Briggs and Morgan, PA
Minneapolis, Minnesota

PepsiAmericas, Inc.  1999 Annual Report
--------------------------------------------------------------------------------

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.


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


                   Signatures                                         Title                           Date
                   ----------                                         -----                           ----
              /s/ ROBERT C. POHLAD
     --------------------------------------       Chief Executive Officer and Director           March 31, 2000
                Robert C. Pohald                    (Principal Executive Officer)

              /s/ JOHN F. BIERBAUM
     --------------------------------------       Chief Financial Officer and Senior Vice        March 31, 2000
                John F. Bierbaum                    President (Principal Accounting Officer)

           /s/ CHRISTOPHER E. CLOUSER
     --------------------------------------       Director                                       March 31, 2000
             Christopher E. Clouser

              /s/ PHILIP N. HUGHES
     --------------------------------------       Director                                       March 31, 2000
                Philip N. Hughes

             /s/ DIEGO SUAREZ, JR.
     --------------------------------------       Director                                       March 31, 2000
               Diego Suarez, Jr.

             /s/ BASIL K. VASILIOU
     --------------------------------------       Director                                       March 31, 2000
               Basil K. Vasiliou

              /s/ JOHN F. WOODHEAD
     --------------------------------------       Director                                       March 31, 2000
                John F. Woodhead

            /s/ RAYMOND W. ZEHR, JR.
     --------------------------------------       Director                                       March 31, 2000
              Raymond W. Zehr, Jr.

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