Form 10-Q
period 2000-03-31
PEPSIAMERICAS INC
filed 2000-05-11
CIK 948086

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                            3800 DAIN RAUSCHER PLAZA
                              66 SOUTH SIXTH STREET
                              MINNEAPOLIS, MN 55402
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (612) 661-3830
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes /X/  No

         As of May 8, 2000, there were 87,314,377 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 82,314,377 shares of Class B Common Stock.


--------------------------------------------------------------------------------

                                             TABLE OF CONTENTS


                                                                                    PAGE NO.
                                                                                    --------
PART I
    ITEM 1.   FINANCIAL STATEMENTS ...............................................      1
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ................................      9
    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........     12

PART II
    ITEM 1.   LEGAL PROCEEDINGS ..................................................     12
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................     13
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...................................     14



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                          (U. S. DOLLARS IN THOUSANDS)


                                                                                     March 31,         December 31,
ASSETS                                                                                 2000                1999
                                                                                  -----------------  ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     8,669       $     8,317
     Receivables:
         Trade, less allowance for doubtful                                              47,648            48,193
            accounts of $2,046 and $3,075
         Marketing and advertising                                                        9,923            13,785
         Other                                                                            4,328             7,104
     Inventories, at cost                                                                31,880            32,311
     Shells, tanks and pallets                                                            9,031             8,451
     Deferred income taxes                                                                6,666             8,042
     Prepaid expenses and other                                                          12,839            11,348
                                                                                     ------------      ------------
                  Total current assets                                                  130,984           137,551
                                                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                      154,592           147,779

DEFERRED INCOME TAXES                                                                    15,686            15,686
INTANGIBLE ASSETS, net of accumulated amortization                                      185,489           186,695
DEFERRED FINANCING COSTS, BEVERAGE POURING RIGHTS AND
       OTHER ASSETS                                                                      28,679            28,432
                                                                                     ------------      ------------
                  Total assets                                                      $   515,430       $   516,143
                                                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                    UNAUDITED

                          (U. S. DOLLARS IN THOUSANDS)


                                                                                       March 31,      December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     2000             1999
                                                                                  -----------------  ----------------
CURRENT LIABILITIES:
     Current installments of long-term debt                                         $      7,143      $      7,931
     Accounts payable                                                                     26,136            29,050
     Accrued expenses                                                                     32,959            39,620
                                                                                     ------------      ------------
                  Total current liabilities                                               66,238            76,601
                                                                                     ------------      ------------

LONG-TERM DEBT AND OTHER LIABILITIES, excluding current installments                     309,547           294,119
MINORITY INTEREST                                                                         35,888            35,968

SHAREHOLDERS' EQUITY:
     Class A common stock                                                                     50                50
     Class B common stock                                                                    824               824
     Additional paid-in capital                                                          222,759           222,759
     Accumulated deficit                                                                (119,281)         (113,820)
     Deferred compensation                                                                  (327)             (353)
     Accumulated other comprehensive income (loss)                                          (268)               (5)
                                                                                     ------------      ------------

                  Total shareholders' equity                                             103,757           109,455
                                                                                     ------------      ------------

                  Total liabilities and shareholders' equity                        $    515,430      $    516,143
                                                                                     ============      ============



   The accompanying notes are an integral part of these financial statements.

                                    PEPSIAMERICAS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    FOR THE THREE MONTHS ENDED MARCH 31

                                                 UNAUDITED

                               (U.S. DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                2000               1999
                                                                           ---------------     --------------
Net sales                                                                    $  138,717         $  125,345
Cost of sales                                                                    93,973             85,728
                                                                              ----------         ----------
  Gross profit                                                                   44,744             39,617

Selling, general and administrative expenses                                     40,037             35,919
Amortization of franchise rights and other intangibles                            1,293              1,021
Losses on asset impairments                                                       -                    267
                                                                              ----------         ----------
  Income from operations                                                          3,414              2,410
                                                                              ----------         ----------

OTHER INCOME (EXPENSE):
    Interest expense, net                                                        (7,187)            (5,046)
    Other, net                                                                      197                  3
                                                                              ----------         ----------
      Total other income (expense)                                               (6,990)            (5,043)
                                                                              ----------         ----------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST                                   (3,576)            (2,633)

       Minority interest, net of taxes                                             (410)            (1,382)

       Income tax benefit (expense)                                              (1,475)             4,459
                                                                              ----------         ----------

NET INCOME (LOSS)                                                            $   (5,461)        $      444

    Other comprehensive income (loss) - foreign currency
      translation adjustment                                                 $     (263)        $    -
                                                                              ----------         ----------

COMPREHENSIVE INCOME (LOSS)                                                  $   (5,724)        $      444
                                                                              ==========         ==========

NET INCOME (LOSS) PER COMMON SHARE--basic                                    $    (0.06)        $     0.01
                                                                              ==========         ==========

NET INCOME (LOSS) PER COMMON SHARE--assuming dilution                        $    (0.06)        $     0.01
                                                                              ==========         ==========



   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31

                                    UNAUDITED

                           (U.S. DOLLARS IN THOUSANDS)


                                                                                2000               1999
                                                                            --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $   (5,461)        $      444
  Adjustments to reconcile net income (loss) to net cash
          used in operating activities-
    Gain on sales of property and equipment                                         --                 (25)
    Losses on asset impairments                                                     --                 267
    Depreciation and amortization                                                 7,094              5,936
    Noncash interest on long-term debt                                              301              1,468
    Deferred income taxes                                                         1,375             (4,188)
    Minority interest, before taxes                                                 (79)             1,305
    Net expense (payments) under deferred compensation plans                       (299)                25
    Changes in current assets and liabilities:
      Receivables                                                                 7,481             (3,943)
      Inventories                                                                   410             (5,333)
      Shells, tanks and pallets                                                    (586)               (32)
      Prepaid expenses and other current assets                                  (2,243)            (1,095)
      Accounts payable and accrued expenses                                      (9,428)             2,398
      Other, net                                                                    --                  87
                                                                              ----------         ----------
    Net cash used in operating activities                                        (1,435)            (2,686)
                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for exclusive beverage pouring rights                                   (634)            (1,742)
  Capital expenditures                                                          (12,167)           (10,919)
  Acquisition of businesses                                                         (68)              (877)
  Other                                                                             (74)                25
                                                                              ----------         ----------
    Net cash used in investing activities                                       (12,943)           (13,513)
                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under revolving line of credit                                        31,409              9,126
  Repayments of revolving line of credit                                        (13,854)            (4,500)
  Principal payments on long-term debt                                           (2,825)            (1,298)
  Dividends paid to controlling shareholder                                         --              (1,251)
                                                                              ----------         ----------
  Net cash provided by financing activities                                      14,730              2,077
                                                                              ----------         ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             352            (14,122)
CASH AND CASH EQUIVALENTS, beginning of period                                    8,317             23,551
                                                                              ==========         ==========
CASH AND CASH EQUIVALENTS, end of period                                     $    8,669         $    9,429
                                                                              ==========         ==========



   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (U.S. Dollars in thousands, except share data)

                                    UNAUDITED


1.       ORGANIZATION AND BASIS OF PRESENTATION:

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

The accompanying unaudited consolidated financial statements of PAS have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of March 31, 2000, and for all interim periods presented. These condensed interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1999. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

Certain prior year balances have been reclassified to conform to the current year presentation.

2.       COMBINATION OF INTERESTS:

On July 17, 1998, P-PR Transfer LLP, a partnership principally owned by Pohlad Companies, acquired a controlling interest in PepsiAmericas, Inc., formerly known as Pepsi-Cola Puerto Rico Bottling Company ("PepsiAmericas"). Effective with the change in control, PepsiAmericas and two related party entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Group, Inc. ("Dakota") shared common ownership and were under the common control of Pohlad Companies. Effective October 15, 1999, PepsiAmericas combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control, with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. Pohlad Companies continues to be the controlling shareholder in PAS.

The accompanying consolidated statements of income (loss) and cash flows for the three month period ended March 31, 1999 have been restated to include the combined results of operations of PepsiAmericas, Delta and Dakota (the "restated consolidated financial statements"). The proportionate share of Delta's common shareholders' equity that was not owned or controlled by Pohlad Companies until October 15, 1999 is reflected as a minority interest in the restated consolidated financial statements. Effective with the combination of interests, Delta became a wholly owned subsidiary of PepsiAmericas. Costs to acquire the Delta minority interests in excess of net assets acquired of approximately $123,509 were attributed to franchise costs and are being amortized on a straight-line basis over 40 years.

3.       ACQUISITIONS:

In December 1999, the Company acquired the soft drink business of Desnoes and Geddes Limited, a Jamaican bottler of Pepsi-Cola products and other brands and a brewer of Red Stripe beer. In July 1999, the Company entered into a contract rights release agreement with Seven-UP/RC Bottling Company of Puerto Rico, Inc. ("Seven-UP/RC") pursuant to which Seven-UP/RC released its exclusive rights for the bottling and distribution of the Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico. In the 1999 first quarter, the Company acquired S&R

Vending Company, a full line vending operation based in North Dakota, for approximately $877. These acquisitions were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $23,235 are being amortized on a straight-line basis over 40 years.

4.       LONG-TERM DEBT AND OTHER LIABILITIES:

On October 15, 1999, the Company entered into a credit agreement with a syndicate of banks led by Bank of America, N.A. ("Bank of America") which provides for two term loan facilities totaling $95,000. The proceeds from the term loan facilities were used to retire the Company's existing term loans and certain senior notes and to purchase Delta's subordinated notes. The credit agreement also includes a $90,000 line of credit that matures in October 2002. Among other things, initial borrowings under the revolving line of credit funded the remaining portion of the retired debt. The term loan facilities and revolving line of credit bear interest, at the Company's option, at (1) LIBOR, as adjusted, plus a defined margin, or (2) a defined margin over the higher of
(a) Bank of America's prime rate or (b) the federal funds rate plus 0.5% (the "base rate"). The revolving line of credit includes a swing line facility of up to $5,000. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest.

As of March 31, 2000 and December 31, 1999, $72,515 and $65,220 was outstanding under the revolving line of credit, including amounts outstanding under the swing line facility of $4,460 and $400, respectively.

Delta maintains $120,000 of senior notes and a $30,000 revolving line of credit. The line of credit matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5%. The revolving line of credit includes a swing line facility of up to $2,500. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. As of March 31, 2000 and December 31, 1999, $10,900 and $4,700, respectively, was outstanding under the revolving line of credit. This includes amounts outstanding under the swing line facility of $2,500 as of March 31, 2000 and December 31, 1999.

In connection with the October 15, 1999 debt refinancing, the Company incurred financing fees of approximately $2,902. These fees have been capitalized and are being amortized as adjustments of interest over the terms of the related agreements. Deferred financing costs relating to the debt retired in 1999 of approximately $636 were written off in 1999.

The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 2000, the Company had outstanding interest rate swaps with a notional amount of $87,500. Under these agreements, PAS will pay the counter parties interest at a weighted average fixed rate of 6.14%, and the counter parties will pay PAS interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements was 6.04% at March 31, 2000. The notional amounts do not quantify risk or represent assets or liabilities of PAS, but are used in the determination of cash settlements under the agreements. These swap agreements expire through the year 2003.

Neither the Company nor the counter parties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. PAS is exposed to loss if one or more of the counter parties default. At March 31, 2000, PAS had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the consolidated financial position, the results of operations or cash flows of the Company.

5.       SHAREHOLDERS' EQUITY:

DEFERRED COMPENSATION

The Company maintains qualified and non-qualified stock option plans. Qualified stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Non-qualified stock options may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with the APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value for below market options, and is expensed over the vesting period of the options. In 1998, the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. During the three months ended March 31, 2000 and 1999, deferred compensation expense of $25 and $25, respectively, was recorded related to this grant.

TRANSLATION OF FINANCIAL STATEMENTS

The balance sheets for operations in Jamaica were translated into U.S. dollars at the period end exchange rates, while the statement of income (loss) for the three months ended March 31, 2000 was translated using average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income
(loss). Gains and losses resulting from foreign currency transactions are included in earnings.

COMMON SHARES

As of March 31, 2000 and December 31, 1999, Class A common stock consisted of 5,000,000, $0.01 par value, authorized, issued and outstanding common shares.

As of March 31, 2000 and December 31, 1999, Class B common stock consisted of 145,000,000, $0.01 par value, authorized common shares, with 82,314,377 common shares issued and outstanding.

6.       EARNINGS PER SHARE:

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Accordingly, the Company's net income or loss per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding. For the three months ended March 31, 2000, net loss per common share-assuming dilution does not include the Company's potentially dilutive securities because to do so would be antidilutive. For the three months ended March 31, 1999, net income per common share-assuming dilution was computed assuming that all potentially dilutive securities were converted into common shares at the beginning of the period. A reconciliation of the amounts included in the computation of income (loss) per common share and income
(loss) per common share - assuming dilution is as follows:


                                                                          THREE MONTHS ENDED
                                                                       MARCH 31,       MARCH 31,
                                                                          2000            1999
           Net income (loss) - assuming dilution                       ----------      ---------
           Net income (loss)                                           $  (5,461)      $     444
           Effects of dilutive securities
                Stock options                                              *                 *
           Net income (loss) - assuming dilution                       ----------      ---------
                                                                       $  (5,461)      $     444
                                                                       ==========      =========

           Average common shares outstanding                              87,314          86,760
           Effects of dilutive securities
                Stock options                                              *                  92
           Net income (loss) - assuming dilution                       ----------      ---------
           Average common shares outstanding -



                assuming dilution                                          87,314          86,852
                                                                       ==========       =========

           Net income (loss) per common share                          $    (0.06)      $     0.01
                                                                       ===========      ==========

           Net income (loss) per common share -                        $    (0.06)      $     0.01
                assuming dilution                                      ===========      ==========


Note: If an item appears with a *, the security was antidilutive for the period presented.

7.       SALE OF BUSINESS:

In December 1998, the Company agreed to sell substantially all net assets relating to the bottling, sale and distribution of potable water under the "Cristalia" tradename to Cristalia Acquisition Corp., and recorded a non-cash charge for the estimated impairment of the Cristalia net assets. The sale was finalized in April 1999 and resulted in an additional impairment charge of $267.

8.       INVENTORIES:

Inventories included the following:


                                                           March 31,     December 31,
                                                             2000            1999
                                                           --------      ------------
                         Raw materials                      $11,745        $12,844
                         Finished goods                      20,135         19,467
                                                            -------        -------
                                                            $31,880        $32,311
                                                            =======        =======


9.       PROPERTY AND EQUIPMENT:

Property and equipment included the following:


                                                March 31,      December 31,
                                                  2000             1999
                                             ----------------  --------------

       Land and improvements                 $       14,428    $       14,428
       Buildings and improvements                    43,749            44,267
       Machinery and equipment                      230,041           217,704
                                             ----------------  --------------
                                                    288,218           276,399
       Less: Accumulated depreciation              (133,626)         (128,620)
                                             ================  ==============
                                             $      154,592    $      147,779
                                             ================  ==============


10.      SUBSEQUENT EVENT:

Effective April 1, 2000 the Company established an Employee Stock Purchase Plan to allow eligible employees, as defined, to participate in the success of the Company through the purchase of Class B shares of common stock. A total of 2,000,000 shares are available for purchase under the plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF PEPSIAMERICAS, INC. ("PAS" OR THE "COMPANY") FOR THE FISCAL QUARTER AND THREE MONTHS ENDED MARCH 31, 2000 AND ITS FINANCIAL CONDITION AS OF MARCH 31, 2000. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

         CERTAIN OF THE STATEMENTS IN THE FOLLOWING DISCUSSION CONSTITUTE FORWARD-LOOKING STATEMENTS WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. VARIOUS FACTORS MAY CAUSE ACTUAL RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO VARY SIGNIFICANTLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENT MADE HEREIN OR IN OTHER REPRESENTATIONS MADE BY THE COMPANY'S MANAGEMENT OR BY OTHERS ON BEHALF OF THE COMPANY. PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 FOR A DESCRIPTION OF THE FACTORS KNOWN TO THE COMPANY THAT MAY CAUSE ACTUAL RESULTS TO VARY.

GENERAL OVERVIEW

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the unaudited condensed consolidated financial statements of the Company, and the Notes thereto, as of March 31, 2000 and December 31, 1999, and for the three month periods ended March 31, 2000 and March 31, 1999. Certain prior year balances have been reclassified to conform to the current year presentation.

The primary measurement of unit volume for PAS is case-sized quantities of the various consumer packages in which products are produced and sold and may alternatively be described as hard case sales. PAS also sells premix of draft products (ready-to-serve beverages which are sold in tanks or kegs) and postmix products (fountain syrups to which carbonated water must be added). Premix and postmix products, while effectively containing the identical beverages as packaged product, are not included in unit volume measurements, as they are not the primary focus of PAS's selling efforts.

The primary source of revenue for PAS is franchise case sales that are sales of PAS's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent less than 15% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales, and are not a primary focus of management in determining the business strategy of PAS. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

CHANGE IN FISCAL YEAR

Effective January 1, 1999, the Company changed its fiscal year end from September 30 to December 31. A transition report on Form 10-K was filed for the interim period from October 1, 1998 through December 31, 1998. This report on Form 10-Q includes information for the three-month periods ended March 31, 2000 and 1999.

CHANGE IN CONTROL

On July 17, 1998, P-PR Transfer, LLP, a partnership principally owned by Pohlad Companies, acquired a controlling interest in PAS, formerly known as Pepsi-Cola Puerto Rico Bottling Company. Effective with the change in control, PAS and two other entities, Delta Beverage Group, Inc. ("Delta") and Dakota Beverage Company, Inc. ("Dakota") shared common ownership and were under the common control of Pohlad Companies.

COMBINATION OF INTERESTS

Effective October 15, 1999, PAS combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control, with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. Pohlad Companies continues to be the controlling shareholder in PAS. The consolidated financial statements for the three-month period ended March 31, 1999 have been restated to include the combined results of operations of PAS, Delta and Dakota.


QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 grew 10.7% to $138.7 million compared to $125.3 million for the same period in 1999. The increase was a result of overall physical case volume up 4.8% for the quarter mainly from the acquisition of the Jamaican operations, acquired in December 1999. Mainland U.S. territory volume decreased by 4.2% as the Company increased its wholesale prices. Physical case volume in the Caribbean territories grew 35%, including the addition of the Jamaican territories. Excluding net sales in Jamaica, revenue increased 5% compared to the same period in 1999. Net sales per case from all revenue sources were up 5.6% as a result of improved pricing in the Company's mainland U.S. territories.

Cost of sales for the Company increased 9.6% for the three months ended March 31, 2000 compared to the same period in 1999. This increase was due primarily to the increased sales volume experienced with the acquisition of the Jamaican operations. As a percentage of net sales, cost of sales decreased 0.7% compared to the same period in the prior year. As a result of the above factors, gross profit for the Company increased to 32.2% for the three months ended March 31, 2000 compared to 31.6% for the same period in 1999.

Operating expenses for the Company increased 11.1% to $41.3 million from $37.2 for the same period in 1999. The increase is due primarily to additional emphasis on cold bottle equipment and personnel additions to better serve the Company's markets. As a percentage of net sales, operating expenses remained relatively flat for the three months ended March 31, 2000 compared to the same period in 1999 at approximately 30.0%.

As a result of the above factors, income from operations for the three months ended March 31, 2000 increased to $3.4 million, or 2.5% of net sales, compared to $2.4 million, or 1.9% of net sales, for the same period in 1999.

The Company's interest expense for the first quarter of 2000 was $7.2 million compared with $5.8 million in the first quarter of 1999. The higher expense in 2000 is due primarily to loans funding the Jamaican acquisition late in 1999 as well as the acquisition of the exclusive rights for the production and distribution of Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico in July 1999.

The Company reported a net income(loss) of $(5.5) million for the first quarter of 2000, or $(0.06) per common share, compared to net income of $0.4 million, or $0.01 per common share in the first quarter of 1999. The net income (loss) reflects the tax treatment surrounding the merger of Delta Beverage Group, Dakota Beverage Company and Pepsi-Cola Puerto Rico to form PepsiAmericas, Inc. on October 15, 1999. In 1999, the provision for income taxes reflects the Subchapter S corporation status of Dakota Beverage before the merger. Further, the effective income tax rate used for Delta Beverage in the first quarter of 1999 was based on projected full-year earnings which did not materialize. Had the actual full-year effective income tax rate for Delta Beverage been known, and if income taxes had been provided on Dakota Beverage's income before income taxes, the first quarter 1999 income tax expense would have been $1.3 million and the net loss would have been $(5.4) million. The Company's effective tax rate differs from the U.S. statutory rate primarily due to the effect of non-deductible franchise cost amortization and valuation allowances established for losses incurred by the Company's Puerto Rico operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by (used in) operating activities for the Company was $(1.4) million for the three months ended March 31, 2000 compared with $(2.7) million for the same period in 1999. The improvement was primarily from favorable working capital cash flows.

Net cash provided by (used in) investing activities for the Company was $(12.9) million for the three months ended March 31, 2000 compared with $(13.5) million for the same period in 1999. Capital expenditures increased from 1999 by $1.2 million as a result of increases in marketing equipment. The increase was offset by a reduction in exclusive beverage pouring rights payments of $1.1 million.

Cash flows provided by financing activities for the Company were $14.7 million for the three months ended March 31, 2000 compared with $2.1 million for the same period in 1999. The increase was primarily due to additional borrowings to fund the increased capital expenditure spending and the timing of payments of accrued expenses and fees related to the merger in October 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 2000, the Company had outstanding interest rate swaps with a notional amount of $87.5 million. Under these agreements, PAS will pay the counter parties interest at a weighted average fixed rate of 6.14%, and the counter parties will pay PAS interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements was 6.04% at March 31, 2000. The total fair value of these interest rate swaps was approximately $0.8 million at March 31, 2000. The notional amounts do not quantify risk or represent assets or liabilities of PAS, but are used in the determination of cash settlements under the agreements. These swap agreements expire through the year 2003.

Neither the Company nor the counter parties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. PAS is exposed to loss if one or more of the counter parties default. At March 31, 2000, PAS had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

There have been no other significant changes in the Company's exposure to market risk during the three months ended March 31, 2000.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In August 1993, the Company was named as one of several defendants in a lawsuit filed in the District Court of Morris County, Texas, by a number of soft drink bottlers and distributors. The plaintiffs alleged that the defendants engaged in unfair competition and conspired to monopolize the soft drink industry in eastern Texas, Louisiana and Arkansas in violation of the Texas Free Enterprise Act and, alternatively, state antitrust statutes. Subsequent to March 31, 2000, the litigation was resolved without material adverse effect to the Company.

In November and December 1999, the Company was named a defendant in several class action lawsuits filed in the District Court of the Parish of St. John the Baptist, Louisiana, by a group of residents near the Company's facility in Reserve, Louisiana. The residents complained of personal injuries resulting from noxious fumes emitted from the wastewater pond owned by the Port of South Louisiana, into which the Company discharges its wastewater. There are approximately 4,000 potential plaintiffs. No dollar amount has been demanded as yet. The Company intends to fully defend itself in this action and does not anticipate any material consequences to result.

Delta owns 62% of The Pepsi-Cola/Seven-Up Beverage Group of Louisiana (the "Joint Venture"), which distributes beer in the New Orleans metropolitan area. The Miller Brewing Company distributor agreement provides that a distributor cannot be owned directly or indirectly by a publicly-held company. Because Delta is owned by PAS, a publicly-held company, PAS is working to resolve this ownership issue. No assurance can be given that PAS will be able to resolve this issue with Miller.

From time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. The Company believes ultimate resolution of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on April 26, 2000 (the "Annual Meeting"), the Company's shareholders voted on three items: the election of eight directors, the adoption of the PAS 2000 Employee Stock Purchase Plan, and the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2000. The holders of PAS Class A Common Stock and Class B Common Stock voted as a single class on all matters. Holders of Class A Common Stock are entitled to six votes per share.

The shareholders elected eight directors at the Annual Meeting. The directors are: Christopher E. Clouser, with 94,369,635 votes cast for his election and 189,231 votes withheld; Philip N. Hughes, with 94,369,635 votes cast for his election and 189,231 votes withheld; Lionel L. Nowell III, with 94,369,681 votes cast for his election and 189,185 votes withheld; Robert C. Pohlad, with 94,209,339 votes cast for his election and 349,527 votes withheld; Diego Suarez, Jr., with 94,371,435 votes cast for his election and 187,431 votes withheld; Basil K. Vasiliou, with 94,371,262 votes cast for his election and 187,604 votes withheld; John F. Woodhead, with 94,371,262 votes cast for his election and 187,604 votes withheld; and Raymond W. Zehr, Jr., with 94,206,933 votes cast for his election and 351,933 votes withheld. There were 19 broker non-votes on this matter.

The shareholders adopted the PAS 2000 Employee Stock Purchase Plan with 94,456,463 votes cast for adoption, 79,700 votes withheld or cast against, and 22,722 votes excepting or abstaining. There were no broker non-votes on this matter.

The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2000 with 94,484,203 votes cast for ratification, 19,910 votes withheld or cast against and 24,772 votes excepting or abstaining. There were no broker non-votes on this matter.

ITEM 6.  EXHIBITS AND REPORTS OR FORM 8-K

         (a)      Exhibits

                  (i)      Exhibit 11 - Statement of Computation of Per Share
                           Earnings
                  (ii)     Exhibit 27.1 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PEPSIAMERICAS, INC.


Date:  May 11, 2000
                                 By:
                                         ---------------------------------------
                                                   Robert C. Pohlad
                                           Title: Chief Executive Officer


Date:  May 11, 2000
                                 By:
                                         ---------------------------------------
                                                    John F. Bierbaum
                                           Title: Chief Financial Officer and
                                                  Senior Vice President
                                              (Principal Financial Officer)