Form 10-Q/A
period 2000-03-31
PEPSIAMERICAS INC
filed 2000-05-15
CIK 948086

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-Q/A


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

                                  PEPSIAMERICAS, INC.


Date:  May 15, 2000
                                 By:           /s/ Robert C. Pohlad
                                         ---------------------------------------
                                                   Robert C. Pohlad
                                           Title: Chief Executive Officer


Date:  May 15, 2000
                                 By:            /s/ John F. Bierbaum
                                         ---------------------------------------
                                                    John F. Bierbaum
                                           Title: Chief Financial Officer and
                                                  Senior Vice President
                                              (Principal Financial Officer)