Form 10-Q
period 2000-06-30
PEPSIAMERICAS INC
filed 2000-08-11
CIK 948086

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13914

                               PEPSIAMERICAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            66-0433580
 (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

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

                                 Yes /X/ No / /

         As of August 11, 2000, there were 87,314,377 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 82,314,377 shares of Class B Common Stock.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I
    ITEM 1.   FINANCIAL STATEMENTS ............................................      2
    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .............................     11
    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......     14

PART II
    ITEM 1.   LEGAL PROCEEDINGS ...............................................     14
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............     15
    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................................     16
SIGNATURES ....................................................................     17

EXHIBIT INDEX .................................................................     18

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                          (U. S. DOLLARS IN THOUSANDS)

                                                                                      June 30,        December 31,
                                                                                        2000              1999
                                                                                  -----------------  ----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                      $     9,151       $     8,317
     Receivables:
         Trade, less allowance for doubtful                                              55,829            48,193
             accounts of $2,065 and $3,075
         Marketing and advertising                                                        9,989            15,394
         Other                                                                            5,669             5,495
     Inventories, at cost                                                                33,780            32,311
     Shells, tanks and pallets                                                            9,566             8,451
     Deferred income taxes                                                                4,576             8,042
     Prepaid expenses and other                                                          13,466            11,348
                                                                                     ------------      ------------
                  Total current assets                                                  142,026           137,551
                                                                                     ------------      ------------

PROPERTY, PLANT AND EQUIPMENT, net                                                      157,832           147,779

DEFERRED INCOME TAXES                                                                    15,686            15,686
INTANGIBLE ASSETS, net of accumulated amortization                                      184,401           186,695
DEFERRED FINANCING COSTS, BEVERAGE POURING RIGHTS AND
     OTHER ASSETS                                                                        28,409            28,432
                                                                                     ------------      ------------
                  Total assets                                                      $   528,354       $   516,143
                                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                    UNAUDITED

                          (U. S. DOLLARS IN THOUSANDS)

                                                                                      June 30,        December 31,
                                                                                        2000              1999
                                                                                  -----------------  ----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current installments of long-term debt                                         $     7,702       $     7,931
     Accounts payable                                                                    27,989            29,050
     Accrued expenses                                                                    38,755            39,620
                                                                                     ------------      ------------
                  Total current liabilities                                              74,446            76,601
                                                                                     ------------      ------------

LONG-TERM DEBT , excluding current installments                                         299,477           280,618
OTHER LONG-TERM LIABILITIES                                                              12,913            13,501
MINORITY INTEREST                                                                        35,778            35,968

SHAREHOLDERS' EQUITY:
     Class A common stock                                                                    50                50
     Class B common stock                                                                   824               824
     Additional paid-in capital                                                         222,759           222,759
     Accumulated deficit                                                               (117,181)         (113,820)
     Deferred compensation                                                                 (302)             (353)
     Accumulated other comprehensive income (loss)                                         (410)               (5)
                                                                                     ------------      ------------

                  Total shareholders' equity                                            105,740           109,455
                                                                                     ------------      ------------

                  Total liabilities and shareholders' equity                        $   528,354       $   516,143
                                                                                     ============      ============

      The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        FOR THE SIX MONTHS ENDED JUNE 30

                                    UNAUDITED

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        2000              1999
                                                                                  -----------------  ---------------
Net sales                                                                            $  307,468       $  275,532
Cost of sales                                                                           206,792          186,685
                                                                                      -----------      -----------
      Gross profit                                                                      100,676           88,847

Selling, general and administrative expenses                                             82,442           75,444
Amortization of franchise rights and other intangibles                                    2,587            2,042
Losses on asset impairments                                                                  --              267
                                                                                      -----------      -----------
      Income from operations                                                             15,647           11,094
                                                                                      -----------      -----------

OTHER INCOME (EXPENSE):
    Interest expense, net                                                               (14,722)         (10,485)
    Other, net                                                                              178              (28)
                                                                                      -----------      -----------
      Total other income (expense)                                                      (14,544)         (10,513)
                                                                                      -----------      -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                          1,103              581

  Minority interest, net of taxes                                                          (965)             (13)

  Income tax benefit (expense)                                                           (3,499)             255
                                                                                      -----------      -----------

NET INCOME (LOSS)                                                                    $   (3,361)      $      823
                                                                                      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE - basic                                           $    (0.04)      $     0.01
                                                                                      ===========      ===========

NET INCOME (LOSS) PER COMMON SHARE-assuming dilution                                 $    (0.04)      $     0.01
                                                                                      ===========      ===========

UNAUDITED PRO FORMA NET LOSS DATA:

  Income before income taxes and minority interest                                   $    1,103       $      581
  Minority interest, net of taxes                                                          (965)             (13)
  Pro forma income tax expense                                                           (3,499)          (2,345)
                                                                                      -----------      -----------

  Pro forma net loss                                                                 $   (3,361)      $   (1,177)
                                                                                      ===========      ===========

  Pro forma net loss per common share                                                $    (0.04)      $    (0.02)
                                                                                      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTHS ENDED JUNE 30

                                    UNAUDITED

               (U.S. DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       2000               1999
                                                                                  ----------------   ---------------
Net sales                                                                            $ 168,751        $  150,187
Cost of sales                                                                          112,819           100,957
                                                                                      ----------       -----------
      Gross profit                                                                      55,932            49,230

Selling, general and administrative expenses                                            42,405            39,525
Amortization of franchise rights and other intangibles                                   1,294             1,021
                                                                                      ----------       -----------
      Income from operations                                                            12,233             8,684
                                                                                      ----------       -----------

OTHER INCOME (EXPENSE):
    Interest expense, net                                                               (7,535)           (5,439)
    Other, net                                                                             (19)              (31)
                                                                                      ----------       -----------
      Total other income (expense)                                                      (7,554)           (5,470)
                                                                                      ----------       -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                                         4,679             3,214

    Minority interest, net of taxes                                                       (555)            1,369

    Income tax expense                                                                  (2,024)           (4,204)
                                                                                      ----------       -----------

NET INCOME                                                                           $   2,100        $      379
                                                                                      ==========       ===========

NET INCOME PER COMMON SHARE--basic                                                   $    0.02        $     0.00
                                                                                      ==========       ===========

NET INCOME PER COMMON SHARE-- assuming dilution                                      $    0.02        $     0.00
                                                                                      ==========       ===========

UNAUDITED PRO FORMA NET INCOME (LOSS) DATA:

  Income before income taxes and minority interest                                   $   4,679        $    3,214
  Minority interest, net of taxes                                                         (555)            1,369
  Pro forma income tax expense                                                          (2,024)           (5,504)
                                                                                      ----------       -----------

  Pro forma net income (loss)                                                        $   2,100        $     (921)
                                                                                      ==========       ===========

  Pro forma net income (loss) per common share                                       $    0.02        $    (0.01)
                                                                                      ==========       ===========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30

                                    UNAUDITED

                           (U.S. DOLLARS IN THOUSANDS)

                                                                                       2000               1999
                                                                                  ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $   (3,361)       $      823
  Adjustments to reconcile net loss to net cash
    Used in operating activities-
      Losses on asset impairments                                                           --               267
      Depreciation and amortization                                                     14,142            12,104
      Noncash interest on long-term debt                                                   602             3,192
      Deferred income taxes                                                              3,466             1,474
      Minority interest, before taxes                                                       --                64
      Net expense (payments) under deferred compensation plans                            (289)              106
      Changes in current assets and liabilities:
        Receivables                                                                     (2,347)           (2,969)
        Inventories                                                                     (1,508)           (5,041)
        Shells, tanks and pallets                                                       (1,155)               10
        Prepaid expenses and other current assets                                       (2,226)           (1,473)
        Accounts payable and accrued expenses                                           (2,136)            3,106
        Other, net                                                                        (334)             (178)
                                                                                     -----------       -----------
      Net cash provided by operating activities                                          4,854            11,485
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for exclusive beverage pouring rights                                        (1,203)           (3,182)
  Capital expenditures                                                                 (20,717)          (19,512)
  Proceeds from sales of property and equipment                                             51                41
  Proceeds from sale of business                                                            --               700
  Acquisition of franchise rights                                                         (159)               --
  Acquisition of businesses                                                               (250)             (687)
  Other                                                                                   (175)              (26)
                                                                                     -----------       -----------
    Net cash used in investing activities                                              (22,453)          (22,666)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under revolving line of credit                                               48,330            16,245
  Repayments of revolving line of credit                                               (26,025)          (10,500)
  Principal payments on long-term debt                                                  (5,274)           (5,328)
  Proceeds from long-term borrowings                                                     1,600             2,965
  Dividends paid to controlling shareholder                                                 --            (3,329)
  Cash distribution to joint venture partner                                              (190)               --
  Payment of deferred financing charges                                                     (8)               --
                                                                                     -----------       -----------
    Net cash provided by financing activities                                           18,433                53
                                                                                     -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    834           (11,128)
CASH AND CASH EQUIVALENTS, beginning of period                                           8,317            23,551
                                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                            $    9,151        $   12,423
                                                                                     ===========       ===========

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

The accompanying unaudited consolidated financial statements of PAS have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of June 30, 2000, and for all interim periods presented. These interim financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1999. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

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

The accompanying consolidated statements of income (loss) for the three and six month periods ended June 30, 1999, and cash flows for the six month period ended June 30, 1999, have been restated to include the results of operations of PepsiAmericas, Delta and Dakota (the "restated consolidated financial statements"). The proportionate share of Delta's common shareholders' equity that was not owned or controlled by Pohlad Companies until October 15, 1999 is reflected as a minority interest in the restated consolidated financial statements. Effective with the combination of interests, Delta became a wholly owned subsidiary of PepsiAmericas. Costs to acquire the Delta minority interests in excess of net assets acquired of approximately $123,509 were attributed to franchise rights and are being amortized on a straight-line basis over 40 years.

3.   ACQUISITIONS:

In December 1999, the Company acquired the soft drink business of Desnoes & Geddes Limited, a Jamaican bottler of Pepsi-Cola products and other brands and a brewer of Red Stripe beer. In July 1999, the Company entered into a contract rights release agreement with Seven-UP/RC Bottling Company of Puerto Rico, Inc. ("Seven-UP/RC") pursuant to which Seven-UP/RC released its exclusive rights for the bottling and distribution of the Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico. In the 1999 first quarter, the Company acquired S&R Vending, a full line vending operation based in North Dakota, for approximately $877. In May 2000, the Company acquired McKeever Vending, a full line vending operation located in South Dakota, for approximately $140. These acquisitions were accounted for as purchases, and the Company's consolidated results of operations include the results of the acquisitions since their respective purchase dates. Costs of the franchises in excess of net assets acquired of approximately $23,235 are being amortized on a straight-line basis over 40 years.

4. LONG-TERM DEBT AND OTHER LIABILITIES:

On October 15, 1999, the Company entered into a credit agreement with a syndicate of banks led by Bank of America, N.A. ("Bank of America") which provides for two term loan facilities totaling $95,000. The proceeds from the term loan facilities were used to retire the Company's existing term loans, certain senior notes and the subordinated notes. The credit agreement also includes a $90,000 line of credit that matures in October 2002. Among other things, initial borrowings under the revolving line of credit funded the remaining portion of the retired debt. The term loan facilities and revolving line of credit bear interest, at the Company's option, at (1) LIBOR, as adjusted, plus a defined margin, or (2) a defined margin over the higher of
(a) Bank of America's prime rate or (b) the federal funds rate plus 0.5% (the "base rate"). The revolving line of credit includes a swing line facility of up to $5,000. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest.

As of June 30, 2000 and December 31, 1999, $76,625 and $65,220 was
outstanding under the revolving line of credit, including amounts outstanding under the swing line facility of $4,110 and $400, respectively.

Delta maintains $120,000 of senior notes and a $30,000 revolving line of credit. The line of credit matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5%. The revolving line of credit includes a swing line facility of up to $2,500. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. As of June 30, 2000 and December 31, 1999, $16,000 and $4,700, respectively, was outstanding under the revolving line of credit. This includes amounts outstanding under the swing line facility of $2,500 as of June 30, 2000 and December 31, 1999.

In connection with the October 15, 1999 debt refinancing, the Company incurred financing fees of approximately $2,902. These fees have been capitalized and are being amortized as adjustments of interest over the terms of the related agreements. Deferred financing costs of approximately $636 relating to the debt retired in 1999 were written off.

The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 2000, the Company had outstanding interest rate swaps with a notional amount of $87,500. Under these agreements, PAS will pay the counter parties interest at a weighted average fixed rate of 6.14%, and the counter parties will pay PAS interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements was 6.28% at June 30, 2000. The notional amounts do not quantify risk or represent assets or liabilities of PAS, but are used in the determination of cash settlements under the agreements. These swap agreements expire at various dates through the year 2003.

Neither the Company nor the counter parties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. PAS is exposed to loss if one or more of the counter parties default. At June 30, 2000, PAS had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

5. SHAREHOLDERS' EQUITY:

DEFERRED COMPENSATION

The Company maintains qualified and non-qualified stock option plans. Qualified stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Non-qualified stock options may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with the APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value for below market options, and is expensed over the vesting period of the options. In 1998, the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. During the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999, deferred compensation expense of $25 and $25, and $51 and $51, respectively, was recorded related to this grant.

TRANSLATION OF FINANCIAL STATEMENTS

The balance sheets for operations in Jamaica were translated into U.S. dollars at the period end exchange rates, while the statement of income
(loss) was translated using average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in earnings.

COMMON SHARES

As of June 30, 2000 and December 31, 1999, Class A common stock consisted of 5,000,000, $0.01 par value, authorized, issued and outstanding common shares.

As of June 30, 2000 and December 31, 1999, Class B common stock consisted of 145,000,000, $.01 par value, authorized common shares, with 82,314,377 common shares issued and outstanding.

Effective April 1, 2000 the Company established an Employee Stock Purchase Plan to allow eligible employees, as defined, to participate in the success of the Company through the purchase of Class B shares of common stock. A total of 2,000,000 shares are available for purchase under the plan.

6.   EARNINGS PER SHARE:

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Accordingly, the Company's net income or loss per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding. For the six months and three months ended June 30, 2000, net loss per common share-assuming dilution does not include the Company's potentially dilutive securities because to do so would be antidilutive. For the six months and three months ended June 30, 1999, net income per common share-assuming dilution was computed assuming that all potentially dilutive securities were converted into common shares at the beginning of the period. A reconciliation of the amounts included in the computation of income (loss) per common share and income (loss) per common share - assuming dilution is as follows:

                                                      SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                              ----------------------------------    ----------------------------------
                                                    2000            1999                  2000            1999
                                                 -----------     -----------           ------------    -----------
Net income (loss)                              $    (3,361)   $        823           $      2,100    $       379
Effects of dilutive securities
     Stock options                                      *               *                      *              *
                                                 -----------     -----------           ------------    -----------

Net income (loss) - assuming dilution          $    (3,361)   $        823           $      2,100    $       379
                                                 ===========     ===========           ============    ===========

Average common shares outstanding                   87,314          86,760                 87,314         86,760
Effects of dilutive securities
     Stock options                                      *               33                     *              *
                                                 -----------     -----------           ------------    -----------
Average common shares outstanding -
     assuming dilution                              87,314          86,793                 87,314         86,760
                                                 ===========     ===========           ============    ===========

Net income (loss) per common share             $     (0.04)   $       0.01           $      (0.02)   $      0.00
                                                 ===========     ===========           ============    ===========
Net income (loss) per common share -
     assuming dilution                         $     (0.04)   $       0.01           $      (0.02)   $      0.00
                                                 ===========     ===========           ============    ===========

Note: If an item appears with a *, the item was not applicable or the security was antidilutive for the period presented.

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

8.   INVENTORIES:

Inventories included the following:

                                                JUNE 30,        DECEMBER 31,
                                                  2000              1999
                                             ----------------  ----------------
       Raw materials                          $      12,119     $      12,844
       Finished goods                                21,661            19,467
                                             ----------------  ----------------
                                              $      33,780     $      32,311
                                             ================  ================

9.   PROPERTY AND EQUIPMENT:

Property and equipment included the following:

                                                JUNE 30,        DECEMBER 31,
                                                  2000              1999
                                             ----------------  ----------------
       Land and improvements                 $       14,440     $      14,428
       Buildings and improvements                    46,619            44,267
       Machinery and equipment                      235,243           217,704
                                             ----------------  ----------------
                                                    296,302           276,399
       Less: Accumulated depreciation              (138,470)         (128,620)
                                             ----------------  ----------------
                                              $     157,832     $     147,779
                                             ================  ================

10.  COMPREHENSIVE INCOME (LOSS):

During the six months and three months ended June 30, 2000 and 1999, comprehensive income (loss) was as follows:

                                                      SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                           JUNE 30,                              JUNE 30,
                                              ----------------------------------    ----------------------------------
                                                    2000            1999                  2000            1999
                                                 -----------     -----------           ------------    -----------
Net income (loss)                              $    (3,361)   $        823           $      2,100    $       379
Currency translation adjustment                       (405)             --                   (142)            --
                                                 -----------     -----------           ------------    -----------
     Comprehensive income (loss)               $    (3,766)   $        823           $      1,958    $       379
                                                 ===========     ===========           ============    ===========

11.  INCOME TAXES:

Prior to the combination of interests transaction on October 15, 1999, Dakota operated as a subchapter S corporation whereby the taxable income of Dakota was included in the income tax returns of its sole shareholder. Accordingly, no income taxes were recorded in Dakota's historical financial statements. The unaudited pro forma income tax expense shown in the accompanying statements of income (loss) for the three and six months ended June 30, 1999 is presented for comparative purposes assuming Dakota had been a C corporation during 1999.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS DESCRIBES CERTAIN FACTORS AFFECTING THE RESULTS OF OPERATIONS OF PEPSIAMERICAS, INC. ("PAS" OR THE "COMPANY") FOR THE FISCAL QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND ITS FINANCIAL CONDITION AS OF JUNE 30, 2000. THIS DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

GENERAL OVERVIEW

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the unaudited Consolidated Financial Statements of the Company, and the notes thereto, as of June 30, 2000 and December 31, 1999, and for the three month and six month periods ended June 30, 2000 and June 30, 1999.

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

COMBINATION OF INTERESTS

Effective October 15, 1999, PAS combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control, with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. Pohlad Companies continues to be the controlling shareholder in PAS. The consolidated financial statements for the three month and six month periods ended June 30, 1999 have been restated to include the combined results of operations of PAS, Delta and Dakota.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 2000 grew 12.4% to $168.8 million compared to $150.2 million for the same period in 1999. The increase was a result of overall physical case volume up 6.8% for the quarter mainly from the acquisition of Jamaican operations, acquired in December 1999. Mainland U.S. territory volume decreased by 2.8% as the company increased its wholesale prices. Physical case volume in the Caribbean territories grew 42.5% largely due to the addition of the Jamaican territories. Excluding net sales in Jamaica, revenue increased 6.5% compared to the same period in 1999. Net sales per case from all revenue sources were up 5.2% as a result of increased pricing in the Company's mainland U.S. territories.

Cost of sales for the Company increased 11.7% for the three months ended June 30, 2000 compared to the same period in 1999. This increase was due primarily to the increased sales volume although unit cost of sales did increase due to an increase in concentrate costs. As a result of the above factors, gross profit for the Company increased to 33.1% for the three months ended June 30, 2000 compared to 32.8% for the same period in 1999.

Operating expenses, excluding those related to Jamaican operations, increased only slightly despite higher selling and delivery costs resulting from continued investments in cold bottle equipment and additional personnel to serve the increased demand in this market. As a percentage of net sales, operating expenses decreased for the three months ended June 30, 2000 to 25.9% compared to the same period in 1999 at approximately 27.0%.

As a result of the above factors, income from operations for the three months ended June 30, 2000 increased to $12.2 million, or 7.2% of net sales, compared to $8.7 million, or 5.8% of net sales, for the same period in 1999.

The Company's interest expense for the first quarter of 2000 was $7.5 million compared with $5.4 million in the first quarter of 1999. The higher expense in 2000 is due primarily to loans used to fund the Jamaican acquisition in late 1999 and the acquisition of exclusive rights for the production and distribution of Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico in July 1999.

The Company reported net income of $2.1 million for the second quarter of 2000, or $0.02 per common share, compared to net income of $0.4 million, or $0.00 per common share in the second quarter of 1999. The net income reflected the tax treatment surrounding the merger of Delta, Dakota and Pepsi-Cola Puerto Rico to form PepsiAmericas, Inc. on October 15, 1999. In 1999, the provision for income taxes reflected the Subchapter S corporation status of Dakota before the merger. Had income taxes been recorded on Dakota income before income taxes, the second quarter 1999 income tax expense would have been $5.5 million and the Company would have had a net loss of $(0.9) million. The Company's effective tax rate differs from the U.S. statutory rate primarily due to the effect of non-deductible franchise cost amortization and valuation allowances established for losses incurred by the Company's Puerto Rico operations.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 2000 grew 11.6% to $307.5 million compared to $275.5 million for the same period in 1999. The increase was a result of overall physical case volume up 6.7% mainly from the acquisition of

Jamaican operations, acquired in December 1999. Mainland U.S. territory volume was flat compared to the same period in 1999. Physical case volume in the Caribbean territories grew 43.6%, largely due to the addition of the Jamaican territories. Excluding net sales in Jamaica, revenue increased 5.8% compared to the same period in 1999. Net sales per case from all revenue sources were up 4.6% as a result of increased pricing in the Company's mainland U.S. territories.

Cost of sales for the Company increased 10.8% for the six months ended June 30, 2000 compared to the same period in 1999. This increase was due primarily to the increased sales volume although unit cost of sales did increase due to an increase in concentrate costs. As a result of the above factors, gross profit for the Company increased to 32.7% for the six months ended June 30, 2000 compared to 32.2% for the same period in 1999.

Operating expenses for the Company increased 9.3% to $85.0 million from $77.8 for the same period in 1999. The increase is due primarily to additional emphasis on cold bottle equipment and personnel additions to better serve this market. As a percentage of net sales operating expenses decreased for the six months ended June 30, 2000 to 27.7% compared to 28.2% in the same period in 1999. Amortization cost increased $0.5 million from the same period in 1999 as a result of additional goodwill created from the merger in October 1999.

As a result of the above factors, income from operations for the six months ended June 30, 2000 increased to $15.6 million, or 5.1% of net sales, compared to $11.1 million, or 4.0% of net sales, for the same period in 1999.

The Company's interest expense for the six months of 2000 was $14.7 million compared with $10.5 million in the same period in 1999. The higher expense in 2000 is due primarily to loans used to fund the Jamaican acquisition in late 1999 as well as the acquisition of exclusive rights for the production and distribution of Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico in July 1999.

The Company reported a net loss of $(3.4) million for the six months ended 2000, or $(0.04) per common share, compared to net income of $0.8 million, or $0.01 per common share in the same period in 1999. The net income (loss) reflected the tax treatment surrounding the merger of Delta, Dakota and Pepsi-Cola Puerto Rico to form PepsiAmericas, Inc. on October 15, 1999. In 1999, the provision for income taxes reflected the Subchapter S corporation status of Dakota before the merger. Had income taxes been provided on Dakota income before income taxes, the six month 1999 income tax expense would have been $2.3 million and the Company would have had a net loss of $(1.7) million. The Company's effective tax rate differs from the U.S. statutory rate primarily due to the effect of non-deductible franchise cost amortization and valuation allowances established for losses incurred by the Company's Puerto Rico operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the Company was $4.9 million for the six months ended June 30, 2000 compared with $11.5 million for the same period in 1999. Unfavorable working capital cash flows, driven by an increase of $5.2 million for the cash payments of accruals and payables, more than offset strong EBITDA growth.

Net cash used in investing activities for the Company was $22.5 million for the six months ended June 30, 2000, and $22.7 million for the same period in 1999. Capital expenditures increased from 1999 by $1.2 million as a result of increased placement of marketing equipment. The increase was offset by a reduction in exclusive beverage pouring rights payments of $2.0 million to $1.2 in the six months ended June 30, 2000 compared to $3.2 million for the same period in 1999.

Cash flows provided by financing activities for the Company were $18.4 million for the six months ended June 30, 2000 compared with $0.1 million for the same period in 1999. The increase was primarily due to increased working capital expenditures and the reduction in the cash available at the beginning of the period.

Management believes that the Company's production facilities will be sufficient to meet anticipated unit growth for the next several years. Accordingly, management anticipates that capital expenditures with respect to such facilities will consist of expenditures to maintain operating efficiency. Capital expenditures will be required primarily for the Company's automobile and truck fleet, vending machines, and routine plant, bottling, and canning equipment additions or maintenance.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to various market risks, including risks from changes in commodity price and interest rates.

INTEREST RATES

The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 2000, the Company had outstanding interest rate swaps with a notional amount of $87.5 million. Under these agreements, PAS will pay the counter parties interest at a weighted average fixed rate of 6.14%, and the counter parties will pay PAS interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements was 6.28% at June 30, 2000. The notional amounts do not quantify risk or represent assets or liabilities of PAS, but are used in the determination of cash settlements under the agreements. These swap agreements expire at various dates through the year 2003.

Neither the Company nor the counter parties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. PAS is exposed to loss if one or more of the counter parties default. At June 30, 2000, PAS had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

COMMODITY PRICES

The risk from commodity price changes correlates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. In May 2000, the Company began to use swap and option contracts to hedge price fluctuations for a portion of its aluminum requirements. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified future period. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of June 30, 2000, the Company had hedged a portion of its future domestic aluminum requirements.

PART II

ITEM 1.       LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on April 26, 2000 (the "Annual Meeting"), the Company's shareholders voted on three items: the election of eight directors, the adoption of the PAS 2000 Employee Stock Purchase Plan, and the ratification of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2000. The holders of PAS Class A common stock and Class B common stock voted as a single class on all matters. The holders of PAS Class A common stock are entitled to six votes per share.

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

The shareholders adopted the PAS 2000 Employee Stock Purchase Plan with 70,456,463 votes cast for adoption, 79,700 votes withheld or cast against, and 22,722 votes excepting or abstaining. There were no broker non-votes on this matter.

The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2000 with 70,484,203 votes cast for ratification, 19,910 votes withheld or cast against and 24,772 votes excepting or abstaining. There were no broker non-votes on this matter.

ITEM 6.       EXHIBITS AND REPORTS OR FORM 8-K

         (a)      Exhibits

                  (i)      Exhibit 11 - Statement of Computation of Per Share Earnings
                  (ii)     Exhibit 27 - Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PEPSIAMERICAS, INC.

Date:  August 11, 2000

                                 By:               /s/Robert C. Pohlad
                                         ---------------------------------------
                                                    Robert C. Pohlad
                                             Title: Chief Executive Officer

Date:  August 11, 2000

                                 By:               /s/John F. Bierbaum
                                         ---------------------------------------
                                                    John F. Bierbaum
                                           Title: Chief Financial Officer and
                                                  Senior Vice President
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
  11           Statement of Computation of Per Share Earnings
  27           Financial Data Schedule