Form 10-Q
period 2000-09-30
PEPSIAMERICAS INC
filed 2000-11-14
CIK 948086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-13914

                               PEPSIAMERICAS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                   66-0433580
  (State or other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)

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

                                 Yes |X| No |_|

      As of November 14, 2000, there were 87,314,377 shares of Common Stock issued and outstanding. This amount includes 5,000,000 shares of Class A Common Stock and 82,314,377 shares of Class B Common Stock.

================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
   ITEM 1. FINANCIAL STATEMENTS .......................................    2
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .........................  12
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     16

PART II.
   ITEM 1. LEGAL PROCEEDINGS ..........................................   16
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................   17

SIGNATURES ............................................................   18

EXHIBIT INDEX .........................................................   19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    Unaudited

                          (U. S. Dollars in thousands)

                                                      September 30, December 31,
                                                          2000         1999
                                                      ------------- ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $  8,069     $  8,317
   Receivables:
      Trade, less allowance for doubtful                  51,490       48,193
         accounts of $2,281 and $3,075
      Marketing and advertising                           11,353       15,394
      Other                                                8,038        5,495
   Inventories, at cost                                   32,209       32,311
   Shells, tanks and pallets                               9,800        8,451
   Deferred income taxes                                   4,177        8,042
   Prepaid expenses and other                             13,059       11,348
                                                        --------     --------
            Total current assets                         138,195      137,551
                                                        --------     --------

PROPERTY, PLANT AND EQUIPMENT, net                       157,268      147,779

DEFERRED INCOME TAXES                                     15,686       15,686
INTANGIBLE ASSETS, net of accumulated amortization       182,536      186,695
DEFERRED FINANCING COSTS, BEVERAGE POURING RIGHTS AND
   OTHER ASSETS                                           27,714       28,432
                                                        --------     --------
            Total assets                                $521,399     $516,143
                                                        ========     ========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                    Unaudited

                          (U. S. Dollars in thousands)

                                                    September 30,   December 31,
                                                        2000           1999
                                                    -------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current installments of long-term debt            $   8,303       $   7,931
   Accounts payable                                     22,824          29,050
   Accrued expenses                                     47,704          39,620
                                                     ---------       ---------
       Total current liabilities                        78,831          76,601
                                                     ---------       ---------

LONG-TERM DEBT, excluding current maturities           288,545         280,618
OTHER LONG-TERM LIABILITIES                             13,344          13,501
MINORITY INTEREST                                       35,588          35,968

SHAREHOLDERS' EQUITY:
   Class A common stock                                     50              50
   Class B common stock                                    824             824
   Additional paid-in capital                          222,598         222,759
   Accumulated deficit                                (116,740)       (113,820)
   Deferred compensation                                  (277)           (353)
   Accumulated other comprehensive income (loss)        (1,364)             (5)
                                                     ---------       ---------

       Total shareholders' equity                      105,091         109,455
                                                     ---------       ---------

       Total liabilities and shareholders' equity    $ 521,399       $ 516,143
                                                     =========       =========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

               (U.S. Dollars in thousands, except per share data)

                                                           2000         1999
                                                         ---------    ---------

Net sales                                                $ 476,099    $ 430,320
Cost of sales                                              318,015      291,974
                                                         ---------    ---------
    Gross profit                                           158,084      138,346

Selling, general and administrative expenses               125,449      113,866
Amortization of franchise rights and other intangibles       3,872        3,066
Reversal of legal and environmental reserves                    --         (490)
Merger related costs                                         1,633           --
Losses on asset impairments                                     --          267
                                                         ---------    ---------
    Income from operations                                  27,130       21,637
                                                         ---------    ---------

OTHER INCOME (EXPENSE):
   Interest expense, net                                   (22,572)     (15,776)
   Other, net                                                  241         (154)
                                                         ---------    ---------
    Total other income (expense)                           (22,331)     (15,930)
                                                         ---------    ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             4,799        5,707

  Minority interest, net of taxes                           (1,448)         175

  Income tax expense                                        (6,271)        (971)
                                                         ---------    ---------

NET INCOME (LOSS)                                        $  (2,920)   $   4,911
                                                         =========    =========

NET INCOME (LOSS) PER COMMON SHARE - basic               $   (0.03)   $    0.06
                                                         =========    =========

NET INCOME (LOSS) PER COMMON SHARE - assuming dilution   $   (0.03)   $    0.06
                                                         =========    =========

UNAUDITED PRO FORMA NET INCOME (LOSS) DATA:

  Income before income taxes and minority interest       $   4,799    $   5,707
  Minority interest, net of taxes                           (1,448)         175
  Pro forma income tax expense                              (6,271)      (5,431)
                                                         ---------    ---------

  Pro forma net income (loss)                            $  (2,920)   $     451
                                                         =========    =========

   Pro forma net income (loss) per common share          $   (0.03)   $    0.01
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

               (U.S. Dollars in thousands, except per share data)

                                                           2000         1999
                                                         ---------    ---------

Net sales                                                $ 168,631    $ 154,788
Cost of sales                                              111,223      105,289
                                                         ---------    ---------
    Gross profit                                            57,408       49,499

Selling, general and administrative expenses                43,007       38,422
Amortization of franchise rights and other intangibles       1,285        1,024
Reversal of legal and environmental reserves                    --         (490)
Merger related costs                                         1,633           --
Losses on asset impairments                                     --           --
                                                         ---------    ---------
    Income from operations                                  11,483       10,543
                                                         ---------    ---------

OTHER INCOME (EXPENSE):
   Interest expense, net                                    (7,850)      (5,291)
   Other, net                                                   63         (126)
                                                         ---------    ---------
    Total other income (expense)                            (7,787)      (5,417)
                                                         ---------    ---------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST             3,696        5,126

   Minority interest, net of taxes                            (483)         188

   Income tax expense                                       (2,772)      (1,226)
                                                         ---------    ---------

NET INCOME                                               $     441    $   4,088
                                                         =========    =========

NET INCOME PER COMMON SHARE - basic                      $    0.01    $    0.05
                                                         =========    =========

NET INCOME PER COMMON SHARE - assuming dilution          $    0.01    $    0.05
                                                         =========    =========

UNAUDITED PRO FORMA NET INCOME (LOSS) DATA:

  Income before income taxes and minority interest       $   3,696    $   5,126
  Minority interest, net of taxes                             (483)         188
  Pro forma income tax expense                              (2,772)      (3,086)
                                                         ---------    ---------

  Pro forma net income                                   $     441    $   2,228
                                                         =========    =========

    Pro forma net income per common share                $    0.01    $    0.03
                                                         =========    =========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30

                                    Unaudited

                           (U.S. Dollars in thousands)

                                                                 2000        1999
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ (2,920)   $  4,911
  Adjustments to reconcile net income (loss) to net
cash
    Provided by operating activities-
    Losses on asset impairments                                      --         267
    Reversal of legal and environmental reserves                     --        (490)
    Depreciation and amortization                                20,896      18,007
    Noncash interest on long-term debt                              907       4,807
    Deferred income taxes                                         4,465       2,658
    Minority interest, before taxes                                  --        (142)
    Net expense (payments) under deferred compensation plans       (264)         90
    Changes in current assets and liabilities:
      Receivables                                                (1,574)     (2,570)
      Inventories                                                   (37)     (4,259)
      Shells, tanks and pallets                                  (1,439)         44
      Prepaid expenses and other current assets                  (1,551)     (3,261)
      Accounts payable and accrued expenses                       1,167       5,361
      Other, net                                                   (593)       (136)
                                                               --------    --------
    Net cash provided by operating activities                    19,057      25,287
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for exclusive beverage pouring rights                   (554)     (5,374)
  Capital expenditures                                          (25,747)    (23,872)
  Proceeds from sales of property and equipment                      81          89
  Proceeds from sale of business                                     --         700
  Acquisition of franchise rights                                  (159)    (12,000)
  Acquisition of businesses                                        (250)     (2,561)
  Other                                                            (296)        (59)
                                                               --------    --------
   Net cash used in investing activities                        (26,925)    (43,077)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds under revolving line of credit                        92,455      23,200
  Repayments of revolving line of credit                        (78,975)    (20,909)
  Principal payments on long-term debt                           (6,781)     (2,724)
  Proceeds from long-term borrowings                              1,600      11,417
  Dividends paid to controlling shareholder                          --      (8,849)
  Cash distribution to joint venture partner                       (380)         --
  Payment of deferred financing charges                            (138)       (686)
  Issuance of common stock                                          425          --
  Purchase of treasury stock                                       (586)         --
                                                               --------    --------
   Net cash provided by financing activities                      7,620       1,449
                                                               --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (248)    (16,341)

CASH AND CASH EQUIVALENTS, beginning of period                    8,317      23,551
                                                               --------    --------
CASH AND CASH EQUIVALENTS, end of period                       $  8,069    $  7,210
                                                               ========    ========

   The accompanying notes are an integral part of these financial statements.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements of PAS have been prepared in accordance with generally accepted accounting principles for interim financial information and, in the opinion of management, include all adjustments (consisting of normal and recurring adjustments) which are considered necessary for a fair presentation of financial position, results of operations and cash flows as of September 30, 2000, and for all interim periods presented. These interim condensed consolidated financial statements do not include all of the financial information and disclosures required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 1999. Also, the results of operations for the interim periods presented may not be indicative of the results for the entire year.

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

The accompanying condensed consolidated statements of income (loss) for the three and nine month periods ended September 30, 1999, and cash flows for the nine month period ended September 30, 1999, have been restated to include the results of operations of PepsiAmericas, Delta and Dakota (the "restated consolidated financial statements"). The proportionate share of Delta's common shareholders' equity that was not owned or controlled by Pohlad Companies until October 15, 1999 is reflected as a minority interest in the restated consolidated financial statements. Effective with the combination of interests, Delta became a wholly owned subsidiary of PepsiAmericas. Costs to acquire the Delta minority interests in excess of net assets acquired of approximately $123,509 were attributed to franchise rights and are being amortized on a straight-line basis over 40 years.

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

As of September 30, 2000 and December 31, 1999, $73,490 and $65,220 was outstanding under the revolving line of credit, including amounts outstanding under the swing line facility of $400 at December 31, 1999.

Delta maintains $120,000 of senior notes and a $30,000 revolving line of credit. The line of credit matures on December 16, 2001 and bears interest, at Delta's option, at LIBOR or a defined margin over the higher of (1) the bank's prime rate or (2) the federal funds rate plus 0.5%. The revolving line of credit includes a swing line facility of up to $2,500. Swing line loans bear interest at either the base rate or at an otherwise mutually agreed upon rate of interest. As of September 30, 2000 and December 31, 1999, $10,310 and $4,700, respectively, was outstanding under the revolving line of credit. This includes amounts outstanding under the swing line facility of $2,500 as of December 31, 1999.

In connection with the October 15, 1999 debt refinancing, the Company incurred financing fees of approximately $2,902. These fees have been capitalized and are being amortized as adjustments of interest over the terms of the related agreements. Deferred financing costs of approximately $636 relating to the debt retired in 1999 were written off .

The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 2000, the Company had outstanding interest rate swaps with a notional amount of $87,500. Under these agreements, PAS will pay the counter parties interest at a weighted average fixed rate of 6.14%, and the counter parties will pay PAS interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements was 6.73% at September 30, 2000. The notional amounts do not quantify risk or represent assets or liabilities of PAS, but are used in the determination of cash settlements under the agreements. These swap agreements expire at various dates through the year 2003.

Neither the Company nor the counter parties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. PAS is exposed to loss if one or more of the counter parties default. At September 30, 2000, PAS had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

5. SHAREHOLDERS' EQUITY:

Deferred Compensation

The Company maintains qualified and non-qualified stock option plans. Qualified stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Non-qualified stock options may have an exercise price below the stock's fair market value at the date of grant ("below market options"). In accordance with the APB Opinion No. 25, deferred compensation is recorded to reflect any difference between the exercise price and market value for below market options, and is expensed over the vesting period of the options. In 1998, the Company granted below market options to acquire 452,500 shares of the Company's Class B stock, which vest over five years. During the three and nine months ended September 30, 2000 and the three and nine months ended

September 30, 1999, deferred compensation expense of $25 and $76, and $25 and $76, respectively, was recorded related to this grant.

Translation of Financial Statements

The balance sheets for operations in Jamaica were translated into U.S. dollars at the period end exchange rates, while the statements of income (loss) were translated using average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in earnings.

Common Shares

As of September 30, 2000 and December 31, 1999, Class A common stock consisted of 5,000,000, $0.01 par value, authorized, issued and outstanding common shares.

As of September 30, 2000 and December 31, 1999, Class B common stock consisted of 145,000,000, $.01 par value, authorized common shares, with 82,314,377 common shares issued and outstanding.

Effective April 1, 2000 the Company established an Employee Stock Purchase Plan to allow eligible employees, as defined, to participate in the success of the Company through the purchase of Class B shares of common stock. A total of 2,000,000 shares is available for purchase under the plan. During the 2000 third quarter, 166,565 shares were sold pursuant to the provisions of the plan.

6. EARNINGS PER SHARE:

The Company presents basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Accordingly, the Company's net income or loss per common share is computed by dividing the net income or loss by the weighted average number of common shares outstanding. For the nine months ended September 30, 2000, net loss per common share-assuming dilution does not include the Company's potentially dilutive securities because to do so would be antidilutive. For the three months ended September 30, 2000 and the nine months ended September 30, 1999, net income per common share-assuming dilution was computed assuming that all potentially dilutive securities were converted into common shares at the beginning of the period. A reconciliation of the amounts included in the computation of income (loss) per common share and income (loss) per common share
- assuming dilution is as follows:

                                                Nine Months Ended             Three Months Ended
                                                  September 30,                  September 30,
                                            -------------------------       ------------------------
                                               2000            1999            2000           1999
                                            ----------        -------       ----------       -------
Net income (loss)                           $   (2,920)       $ 4,911       $      441       $ 4,088
Effects of dilutive securities
   Stock options                                     *              *                *             *
                                            ----------        -------       ----------       -------
Net income (loss) - assuming dilution       $   (2,920)       $ 4,911       $      441       $ 4,088
                                            ==========        =======       ==========       =======

Average common shares outstanding               87,314         86,760           87,314        86,760
Effects of dilutive securities
   Stock options                                     *             50                *            82
                                            ----------        -------       ----------       -------
Average common shares outstanding -
   assuming dilution                            87,314         86,810           87,314        86,842
                                            ==========        =======       ==========       =======

Net income (loss) per common share          $    (0.03)       $  0.06       $     0.01       $  0.05
                                            ==========        =======       ==========       =======
Net income (loss) per common share -
   assuming dilution                        $    (0.03)       $  0.06       $     0.01       $  0.05
                                            ==========        =======       ==========       =======

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

8. INVENTORIES:

Inventories included the following:

                                              September 30,        December 31,
                                                  2000                1999
                                              -------------        ------------
Raw materials                                    $11,731             $12,844
Finished goods                                    20,478              19,467
                                                 -------             -------
                                                 $32,209             $32,311
                                                 =======             =======

9. PROPERTY AND EQUIPMENT:

Property and equipment included the following:

                                               September 30,       December 31,
                                                   2000                1999
                                               -------------       ------------

Land and improvements                            $  14,480          $  14,428
Buildings and
improvements                                        47,539             44,267
Machinery and equipment                            238,504            217,704
                                                 ---------          ---------
                                                   300,523            276,399
Less: Accumulated
depreciation                                      (143,255)          (128,620)
                                                 ---------          ---------
                                                 $ 157,268          $ 147,779
                                                 =========          =========

10. COMPREHENSIVE INCOME (LOSS):

During the nine months and three months ended September 30, 2000 and 1999, comprehensive income (loss) was as follows:

                                        Nine Months Ended    Three Months Ended
                                          September 30,        September 30,
                                        -----------------    -----------------
                                        2000        1999      2000       1999
                                       -------     ------    ------     ------
Net income (loss)                      $(2,920)    $4,911    $  441     $4,088
Currency translation adjustment         (1,359)        --      (954)        --
                                       -------     ------    ------     ------
   Comprehensive income (loss)         $(4,279)    $4,911    $ (513)    $4,088
                                       =======     ======    ======     ======

11. INCOME TAXES:

Prior to the combination of interests transaction on October 15, 1999, Dakota operated as a subchapter S corporation whereby the taxable income of Dakota was included in the income tax returns of its sole shareholder. Accordingly, no income taxes were recorded in Dakota's historical financial statements. The unaudited pro forma income tax expense shown in the accompanying statements of income (loss) for the three and nine months ended September 30, 1999 is presented for comparative purposes assuming Dakota had been a C corporation during 1999.

12. WHITMAN MERGER:

On August 21, 2000, the Company announced that it had entered into an agreement and plan of merger with Whitman Corporation ("Whitman"). The transaction will involve the merger of the Company with and into a wholly owned subsidiary of Whitman. Consideration for the Company's common stock will be given in the form of cash, Whitman common stock or Whitman stock at a graduated price based on the Company meeting certain performance levels through 2002. The transaction is expected to be completed by the end of 2000. During the 2000 third quarter, the Company expensed approximately $1.6 million of transaction costs directly related to the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis describes certain factors affecting the results of operations of PepsiAmericas, Inc. ("PAS" or the "Company") for the fiscal quarter and nine months ended September 30, 2000 and its financial condition as of September 30, 2000. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

General Overview

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with this overview and the unaudited Condensed Consolidated Financial Statements of the Company, and the notes thereto, as of September 30, 2000 and December 31, 1999, and for the three month and nine month periods ended September 30, 2000 and September 30, 1999.

The primary source of revenue for PAS is franchise case sales that are sales of PAS's branded products directly to retailers whether of package, premix or postmix configuration. Another source of revenue is contract sales which are sales to unaffiliated companies that hold soft drink franchises. Contract sales, which historically represent less than 10% of total net sales, may fluctuate from year to year, and are made at relatively low prices and gross profit margins due to the competition for such sales, and are not a primary focus of management in determining the business strategy of PAS. As a result, management believes that changes in franchise case sales more accurately measure growth than changes in total net sales.

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

Combination of Interests

Effective October 15, 1999, PAS combined with Delta and Dakota in a transaction accounted for as a merger of entities under common control, with the acquisition of certain minority interests in Delta recognized using the "purchase" method of accounting. Pohlad Companies continues to be the controlling shareholder in PAS. The condensed consolidated financial statements for the three month and nine month periods ended September 30, 1999 have been restated to include the combined results of operations of PAS, Delta and Dakota.

Merger with Whitman

PAS has entered into an agreement and plan of merger pursuant to which PAS will merge with and into a wholly-owned subsidiary of Whitman Corporation ("Whitman"). PAS intends to solicit shareholder approval of the merger at its special meeting of shareholders on November 30, 2000. The merger is expected to be completed promptly thereafter.

Quarter Ended September 30, 2000 Compared To Quarter Ended September 30, 1999

Results of Operations

Net sales for the three months ended September 30, 2000 grew 8.9% to $168.6 million compared to $154.8 million for the same period in 1999. The increase was a result of a 5.8% increase in overall physical case volume, mainly due to the acquisition of Jamaican operations in December 1999. Mainland U.S. territory volume decreased by 4.0% as the Company increased its wholesale prices. Physical case volume in the Caribbean territories grew 40.4% largely due to the addition of the Jamaican territories. Excluding net sales in Jamaica, revenue increased 2.3% compared to the same period in 1999. Net sales per case from all revenue sources were up 3.0% as a result of increased pricing in the Company's mainland U.S. territories.

Cost of sales for the Company increased 5.6% for the three months ended September 30, 2000 compared to the same period in 1999. This increase was due primarily to the increased sales volume although unit cost of sales did increase due to an increase in concentrate costs. As a result of the above factors, gross profit for the Company increased to 34.0% for the three months ended September 30, 2000 compared to 32.0% for the same period in 1999.

Selling, general and administrative expenses increased 5.2% (excluding those related to the Jamaican operations). Selling, general and administrative expenses are comprised of selling, distribution and warehousing expenses ("S&D"), advertising and marketing expenses ("A&M"), and general and administrative expenses ("G&A"). The increase was primarily due to increased costs associated with continued investments in cold bottle equipment and personnel additions to better serve the Company's markets. As a percentage of net sales, selling, general and administrative expenses (excluding Jamaica) decreased for the three months ended September 30, 2000 to 24.0% compared to the same period in 1999 at approximately 24.8%. Total operating expenses including Jamaica were 25.5% of net sales.

As a result of the above factors, income from operations for the three months ended September 30, 2000 increased to $11.5 million compared to $10.5 million. This resulted in income from operations of 6.8% of net sales which was flat against the same period in 1999.

The Company's interest expense for the third quarter of 2000 was $8.0 million compared with $6.1 million in the third quarter of 1999. The higher expense in 2000 was due primarily to loans used to fund the Jamaican acquisition in December 1999 and the acquisition of exclusive rights for the production and distribution of Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico in July 1999.

The Company reported net income of $0.4 million for the third quarter of 2000, or $0.01 per common share, compared to net income of $4.1 million, or $0.05 per common share in the third quarter of 1999. The net income reflected the tax treatment surrounding the merger of Delta, Dakota and Pepsi-Cola Puerto Rico to form PepsiAmericas, Inc. on October 15, 1999. In 1999, the provision for income taxes reflected the subchapter S corporation status of Dakota before the merger. Had income taxes been recorded on Dakota income before income taxes, the third quarter 1999 income tax expense would have been $3.1 million and the Company would have had a net income of $2.2 million. The Company's effective tax rate differs from the U.S. statutory rate primarily due to the effect of non-deductible franchise cost amortization and valuation allowances established for losses incurred by the Company's Puerto Rico operations.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

Results of Operations

Net sales for the nine months ended September 30, 2000 grew 10.6% to $476.1 million compared to $430.3 million for the same period in 1999. The increase was a result of a 6.4% increase in overall physical case volume, mainly due to the acquisition of Jamaican operations, in December 1999. Mainland U.S. territory volume was down slightly compared to the same period in 1999 as the Company increased its wholesale prices. Physical case volume in the Caribbean territories grew 42.4%, largely due to the addition of the Jamaican territories. Excluding net sales in Jamaica, revenue increased 4.5% compared to the same period in 1999. Net sales per case from all revenue sources were up 4.0% as a result of increased pricing in the Company's mainland U.S. territories.

Cost of sales for the Company increased 8.9% for the nine months ended September 30, 2000 compared to the same period in 1999. This increase was due primarily to the increased sales volume although unit cost of sales did increase due to an increase in concentrate costs. Gross profit for the Company improved slightly to 33.2% for the nine months ended September 30, 2000 compared to 32.1% for the same period in 1999.

Selling, general and administrative expenses increased 3.9% (excluding those related to the Jamaican operations) to $125.4 million. The increase was due primarily to additional emphasis on cold bottle equipment and personnel additions to better serve this market, along with increased professional and legal costs associated with the settlement of an antitrust lawsuit filed in Texas. The lawsuit was settled in the second quarter of 2000. As a percentage of net sales total selling, general and administrative expenses remained flat for the nine months ended September 30, 2000 compared to the same period in 1999 at 26.3%. Amortization cost increased $0.9 million from the same period in 1999 as a result of additional goodwill created from the merger of Delta, Dakota and Pepsi-Cola Puerto Rico in October 1999.

As a result of the above factors, income from operations for the nine months ended September 30, 2000 increased to $27.1 million, or 5.7% of net sales, compared to $21.6 million, or 5.0% of net sales, for the same period in 1999.

The Company's interest expense for the nine months ended September 30, 2000 was $22.8 million compared with $17.9 million in the same period in 1999. The higher expense in 2000 was due primarily to loans used to fund the Jamaican acquisition in December 1999 as well as the acquisition of exclusive rights for the production and distribution of Seven-Up, Sunkist, Welch's and Schweppes brands in Puerto Rico in July 1999.

The Company reported a net loss of $(2.9) million for the nine months ended September 30, 2000, or $(0.03) per common share, compared to net income of $4.9 million, or $0.06 per common share, in the same period in 1999. The net income
(loss) reflected the tax treatment surrounding the merger of Delta, Dakota and Pepsi-Cola Puerto Rico in October 1999. In 1999, the provision for income taxes reflected the subchapter S corporation status of Dakota before the merger. Had income taxes been provided on Dakota income before income taxes, the nine month 1999 income tax expense would have been $5.4 million and the Company would have had a net income of $0.5 million. The Company's effective tax rate differs from the U.S. statutory rate primarily due to the effect of non-deductible franchise cost amortization and valuation allowances established for losses incurred by the Company's Puerto Rico operations.

Liquidity and Capital Resources

Net cash provided by operating activities for the Company was $19.1 million for the nine months ended September 30, 2000 compared with $25.3 million for the same period in 1999. Unfavorable working capital cash flows, driven by an increase in cash interest expense due to additional debt for acquisitions and $4.0 million for the cash payments of interest expense that had been paid-in-kind for the same period in 1999, more than offset strong EBITDA growth.

Net cash used in investing activities for the Company was $26.9 million for the nine months ended September 30, 2000, and $43.1 million for the same period in 1999. The higher investing in 1999 was for the acquisition of new franchises in the amount of $12 million. Capital expenditures increased from 1999 by $1.9 million as a result of increased placement of marketing equipment. Exclusive beverage pouring rights payments decreased by $4.8 million as a result of less "up-front" spending for new contracts. The nine months ended September 30, 1999 also included the acquisition of certain franchise rights for $12.0 million.

Cash flows provided by financing activities for the Company were $7.6 million for the nine months ended September 30, 2000 compared with $1.4 million for the same period in 1999. The increase was primarily due to increased borrowings for working capital expenditures.

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

Interest Rates

The Company has entered into interest rate swap agreements designated as a partial hedge of the Company's portfolio of variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 2000, the Company had outstanding interest rate swaps with a notional amount of $87.5 million. Under these agreements, PAS will pay the counter parties interest at a weighted average fixed rate of 6.14%, and the counter parties will pay PAS interest at a variable rate equal to LIBOR. The LIBOR rate applicable to these agreements was 6.73% at September 30, 2000. The notional amounts do not quantify risk or represent assets or liabilities of PAS, but are used in the determination of cash settlements under the agreements. These swap agreements expire at various dates through the year 2003.

Neither the Company nor the counter parties, which are prominent bank institutions, are required to collateralize their respective obligations under these swaps. PAS is exposed to loss if one or more of the counter parties default. At September 30, 2000, PAS had no exposure to credit loss on interest rate swaps. The Company does not believe that any reasonably likely change in interest rates would have a material adverse effect on the financial position, the results of operations or cash flows of the Company.

Commodity Prices

The risk from commodity price changes correlates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. In May 2000, the Company began to use swap and option contracts to hedge price fluctuations for a portion of its aluminum requirements. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified future period. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of September 30, 2000, the Company had hedged a portion of its future domestic aluminum requirements.

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

On or about August 23, 2000, a lawsuit was filed in the District Court in Hennepin County, Minnesota, seeking to enjoin the merger of PAS and Whitman, RANDY COX V. CHRISTOPHER E. CLOUSER, ET.AL., No. CT 00-012119 ("Cox I"). The complaint, which was brought by a purported shareholder of PAS, names PAS, Dakota Holdings, LLC ("Dakota Holdings") and certain directors of PAS as defendants. The complaint alleges that the consideration to be paid to the public shareholders of PAS in the merger is unfair and inadequate. The plaintiff seeks, among other things, class action certification, a declaration that the merger agreement with Whitman is unenforceable, a preliminary and permanent injunction against the defendants from proceeding with or closing the proposed merger unless and until PAS implements a procedure to obtain the highest price for its shareholders, and an award of damages, attorneys fees and costs of suit. On September 29, 2000, Judge Allen Oleisky entered an order staying all proceedings in the COX I action pending final disposition of the shareholders' litigation described more fully below.

On August 31, 2000, a lawsuit was filed in the Court of Chancery in and for New Castle County, Delaware, GENE KILHAM v. PEPSIAMERICAS, INC., ET. AL., No. 18280 ("KILHAM"), seeking to enjoin the merger of PAS and Whitman. The Complaint which was filed by a purported shareholder of PAS, names PAS, Dakota Holdings, Whitman and certain directors of PAS as defendants. The complaint alleges that the consideration to be paid to the the public shareholders of PAS in the merger is inadequate; that the individual defendants and Dakota Holdings have committed certain breaches of fiduciary duties; and knowing that Whitman is knowingly participating in those breaches of fiduciary duties. The plaintiff seeks, among other things, class action certification, a preliminary and permanent injunction against the defendants from proceeding with the proposed merger and an award of damages, attorneys fees, and costs of suit.

On September 8, 2000, a lawsuit was filed in the Court of Chancery, in and for New Castle County Delaware, RANDY COX V. PEPSIAMERICAS, INC., ET. AL., No. 18296 NC ("COX II"), seeking to enjoin the merger of PAS and Whitman. The complaint which was filed by a purported shareholder of PAS, names PAS, Dakota Holdings, Whitman and certain directors of PAS as defendants. The complaint alleges that the consideration to be paid to the public shareholders of PAS in the merger is inadequate, that the individual defendants and Dakota Holdings have committed certain breaches of fiduciary duties, and that Whitman is knowingly participating in those breaches of fiduciary duties. The plaintiff seeks, among other things, class action certification, a preliminary and permanent injunction against the defendants from proceeding with the proposed merger and on owed damages, attorneys fees, and costs of suit.

The KILHAM AND COX II cases were consolidated into a single action in the Court of Chancery in and for New Castle County, Delaware, under the caption IN RE PEPSIAMERICAS, INC. SHAREHOLDERS' LITIGATION, No. 18280 ("the Shareholders' Litigation"). On November 1, 2000, plaintiffs filed an Amended Consolidated Complaint in the Shareholders' Litigation alleging, among other things, that the consideration for the merger is unfair, that there exist conflicts of interest involving Dakota Holdings and certain of the individual defendants, and that the proxy statement/prospectus relating to the proposed transaction is materially misleading. The Amended Consolidated Complaint requests an injunction against the proposed merger, an award of damages, an accounting of all profits and special benefits received by defendants, and an award of attorneys' fees and costs of suit.

On November 1, 2000, plaintiffs filed a motion for preliminary injunction against the proposed merger and a motion for expedited proceedings requesting the Court to schedule a hearing on plaintiffs' motion for preliminary injunction and expediting discovery prior to the November 30, 2000 shareholder meeting. On November 6, 2000, the Court entered a bench order denying plaintiffs' motion for expedited proceedings, which was confirmed by a written order entered on November 8, 2000.

PAS and Whitman believe the allegations contained in the Amended Consolidated Complaint are without merit and intend to vigorously defend the action.

From time to time, the Company is involved in various other legal proceedings arising in the ordinary course of business. The Company believes ultimate resolution of such litigation will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS OR FORM 8-K

      (a)   Exhibits

            (i) Exhibit 2 - Agreement and Plan of Merger, dated as of August 18, 2000, among Whitman Corporation, Anchor Merger Sub, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

            (ii)  Exhibit 11 - Statement of Computation of Per Share Earnings.

            (iii) Exhibit 27 - Financial Data Schedule.

            (iv) Exhibit 99.1 - Voting Agreement, dated as of August 18, 2000, between Whitman Corporation and Dakota Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

            (v) Exhibit 99.2 - Voting Agreement, dated as of August 18, 2000, between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

            (vi) Exhibit 99.3 - Joint Press Release issued by Whitman Corporation and PepsiAmericas, Inc. on August 21, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

      (b) The Company filed the following Current Reports on Form 8-K during the quarter for which this report is filed:

            (i) Current Report on form 8-K, filed August 24, 2000, relating to the announcement the merger agreement between PepsiAmericas, Inc. and Whitman Corporation.

            (ii) Current Report on Form 8-K, filed August 29, 2000, relating to a purported class action lawsuit filed in Minnesota seeking primarily to enjoin the merger of PepsiAmericas, Inc. and Whitman Corporation.

            (iii) Current Report on form 8-K, filed September 7, 2000, relating to a purported class action lawsuit filed in Delaware seeking primarily to enjoin the merger of PepsiAmericas, Inc. and Whitman Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PEPSIAMERICAS, INC.

Date:  November 14, 2000

                                        By:       /s/ Robert C. Pohlad
                                              --------------------------------
                                                      Robert C. Pohlad
                                               Title: Chief Executive Officer

Date: November 14, 2000                 By:       /s/ John F. Bierbaum
                                              --------------------------------
                                                     John F. Bierbaum
                                                  Title: Chief Financial
                                             Officer and Senior Vice President
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

  Exhibit
  Number      Description
------------  ------------------------------------------------------------------

     2        Agreement and Plan of Merger, dated as of August
              18, 2000, among Whitman Corporation, Anchor Merger Sub, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

    11        Statement of Computation of Per Share Earnings

    27        Financial Data Schedule

    99.1 Voting Agreement, dated as of August 18, 2000, between Whitman Corporation and Dakota Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

    99.2 Voting Agreement, dated as of August 18, 2000, between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).

    99.3      Joint Press Release issued by Whitman
              Corporation and PepsiAmericas, Inc. on August 21, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed August 24, 2000).